Form 10QSB
period 2007-06-30
BTHC VIII INC
filed 2007-07-26
CIK 1375686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                    For the quarterly period ended June 30, 2007

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

                      12890 Hilltop Road, Argyle, TX 76226
                    (Address of principal executive offices)

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 25, 2007: 500,000



Transitional Small Business Disclosure Format (check one): YES     NO X

                                 BTHC VIII, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2007

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




Part I
Item 1 - Financial Statements


                                 BTHC VIII, Inc.
                          (a development stage company)
                                 Balance Sheets
                             June 30, 2007 and 2006

                                   (Unaudited)

                                                               June 30,   June 30,
                                                                2007        2006
                                                              --------    --------

                                     ASSETS
Current Assets
   Cash on hand and in bank ...............................   $   --      $   --
   Due from bankruptcy trust ..............................       --           537
                                                              --------    --------

     Total Assets .........................................   $   --      $    537
                                                              ========    ========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable - trade ...............................   $   --      $   --
   Advances from controlling stockholder ..................     18,536        --
                                                              --------    --------

     Total Liabilities ....................................     18,536        --
                                                              --------    --------


Commitments and Contingencies


Stockholders' deficit
   Preferred stock - $0.001 par value
     10,000,000 shares authorized.
     None issued and outstanding ..........................       --          --
   Common stock - $0.001 par value.
     40,000,000 shares authorized.
     500,000 shares issued and outstanding ................        500         500
   Additional paid-in capital .............................        500         500
   Deficit accumulated during the development stage .......    (19,536)       (463)
                                                              --------    --------

     Total Stockholders' Deficit ..........................    (18,536)        537
                                                              --------    --------

     Total Liabilities and Stockholders' Deficit ..........   $   --      $    537
                                                              ========    ========





   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.





                                 BTHC VIII, Inc.
                          (a development stage company)
                 Statements of Operations and Comprehensive Loss
                       Six and Three months ended June 30,
              2007 and 2006 and Period from November 29, 2004 (date
                 of bankruptcy settlement) through June 30, 2007

                                   (Unaudited)

                                                                                                     Period from
                                                                                                  November 29, 2004
                                                                                                 (date of bankruptcy
                             Six months       Six months       Three months     Three months          settlement)
                               ended             ended             ended            ended               through
                           June 30, 2007     June 30, 2006     June 30, 2007    June 30, 2006        June 30, 2007
                           -------------     -------------     -------------    -------------        -------------


Revenues .................   $   --            $   --             $  --             $  --             $    --
                             --------          --------         --------            -------           --------

Operating expenses
   Reorganization costs ..       --               463                --               463               2,248
   General and
      administrative costs      5,378              --             1,104                --              17,288
                             --------          --------         --------            -------           --------

Loss from operations .....     (5,378)           (463)           (1,104)             (463)            (19,536)

Provision for income taxes       --                --                --                --                  --
                             --------          --------         --------            -------           --------

Net loss .................     (5,378)           (463)           (1,104)             (463)            (19,536)

Other comprehensive
   income ................       --                --                --                --                  --
                             --------          --------         --------            -------           --------

Comprehensive loss .......   $ (5,378)         $ (463)          $(1,104)          $  (463)           $(19,536)
                             ========          ========         ========            =======           ========

Loss per weighted-average
   share of common stock
   outstanding, computed
   on net loss - basic and
   fully diluted               $(0.01)            nil               nil               nil              $(0.04)
                                 ====             ===               ===               ===                ====

Weighted-average number
   of shares of common stock
   outstanding - basic and
   fully diluted              500,000           500,000         500,000           500,000             500,000
                              =======           =======         =======           =======             =======





   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.




                                 BTHC VIII, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                   Six months ended June 30, 2007 and 2006 and
          Period from November 29, 2004 (date of bankruptcy settlement)
                              through June 30, 2007

                                   (Unaudited)

                                                                                Period from
                                                                               November 29, 2004
                                                                              (date of bankruptcy
                                                Six months       Six months       settlement)
                                                  ended            ended          through
                                              June 30, 2007    June 30, 2006    June 30, 2007
                                              -------------    -------------    -------------

Cash Flows from Operating Activities
   Net loss for the period .................   $ (5,378)         $  (463)         $(18,271)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities ..................       --                --                --
                                               --------          --------          --------

   Net cash used in operating activities ...     (5,378)             (463)          (18,271)
                                               --------          --------          --------


Cash Flows from Investing Activities .......       --                --                --
                                               --------          --------          --------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust .......       --                 463             1,000
   Cash advanced by stockholder ............      5,378              --              17,271
                                               --------          --------          --------

   Net cash provided by financing activities      5,378               463            18,271
                                               --------          --------          --------

Increase in Cash ...........................       --                --                --

Cash at beginning of period ................       --                --                --
                                               --------           --------          --------

Cash at end of period ......................   $   --            $   --            $   --
                                               ========           ========          ========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period .......   $   --            $   --            $   --
                                               ========           ========          ========
     Income taxes paid during the period ...   $   --            $   --            $   --
                                               ========           ========          ========





   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 BTHC VIII, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006



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

                                 BTHC VIII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



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


Note C - Preparation of Financial Statements

The  Company  follows  the  Faccrual  basis of  accounting  in  accordance  with
generally   accepted   accounting   principles   and   retains   the   Company's
pre-bankruptcy year-end of December 31.

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

                                 BTHC VIII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



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

                                 BTHC VIII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



Note E - Summary of Significant Accounting Policies - Continued

     3. Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, principally accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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





                (Remainder of this page left blank intentionally)




                                 BTHC VIII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2007 and 2006 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2007, respectively, are as follows:


                                                             Period from
                                                          November 29, 2004
                                                            (date of bankruptcy
                           Six months       Six months     settlement)
                             ended            ended            through
                         June 30, 2007    June 30, 2006     June 30, 2007
                         -------------    -------------     -------------
Federal:
  Current                   $      -          $     -           $     -
  Deferred                         -                -                 -
                             -------          -------           -------
                                   -                -                 -
                             -------          -------           -------
State:
  Current                          -                -                 -
  Deferred                         -                -                 -
                             -------          -------           -------
                                   -                -                 -
                             -------          -------           -------

Total                         $    -          $     -           $     -
                              ======           ======            ======

As  of  June  30,  2007,  the  Company  has  an  aggregate  net  operating  loss carryforward  of  approximately  $19,500 to offset future  taxable  income.  The amount and availability of any net operating loss  carryforwards will be subject to the limitations  set forth in the Internal  Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed  more  than 50  percent  change  in  control;  the  applicable
long-term  tax  exempt  bond  rate;  continuity  of  historical  business;   and
subsequent  income of the  Company  all enter  into the  annual  computation  of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2007 and 2006 and the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2007, respectively, are as follows:

                                                                                         Period from
                                                                                       November 29, 2004
                                                                                      (date of bankruptcy
                                                        Six months       Six months       settlement)
                                                          ended            ended            through
                                                      June 30, 2007    June 30, 2006     June 30, 2007
                                                      -------------    -------------     -------------


Statutory rate applied to income before income taxes    $(1,800)           $(150)          $(6,640)
Increase (decrease) in income taxes resulting from:
     State income taxes                                       -                -                 -
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward                   1,800              150             6,640
                                                          -----              ---             =====

Income tax expense                                      $     -          $     -           $     -
                                                         ======            =====            ======

                                 BTHC VIII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



Note G - Income Taxes - Continued

The Company's only temporary differences as of June 30, 2007 and 2006 relate to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of June 30, 2007 and 2006, respectively, is nominal and not material to the accompanying financial statements.


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

(2) Results of Operations

The Company had no revenue for either of the six month periods ended June 30, 2007 and 2006, respectively.

General and administrative expenses for the six month periods ended June 30, 2007 and 2006 were related to the 2005 reorganization of the Company since the November 2004 affirmation of the Company's Plan of Reorganization, maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended June 30, 2007 and 2006 were $(0.01) and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2007 and 2006, respectively, the Company had working capital of approximately $(18,500) and $500, respectively.

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

Item 3 - Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings
   None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds
   None

Item 3 - Defaults on Senior Securities
   None

Item 4 - Submission of Matters to a Vote of Security Holders
     The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5 - Other Information
   None

Item 6 - Exhibits
   31.1Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 32.1Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002




                        (Signatures follow on next page)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 BTHC VIII, Inc.


Dated: July 25, 2007                               /s/ Timothy P. Halter
       -------------                       -------------------------------------
                                                               Timothy P. Halter
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director