Form 10QSB
period 2007-09-30
BTHC VIII INC
filed 2007-10-12
CIK 1375686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2007

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 10, 2007: 500,000


Transitional Small Business Disclosure Format (check one): YES    NO X

                                 BTHC VIII, Inc.

              Form 10-QSB for the Quarter ended September 30, 2007

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            12

  Item 3 Controls and Procedures                                              14

Part II - Other Information

  Item 1 Legal Proceedings                                                    14

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds          14

  Item 3 Defaults Upon Senior Securities                                      14

  Item 4 Submission of Matters to a Vote of Security Holders                  14

  Item 5 Other Information                                                    14

  Item 6 Exhibits                                                             15


Signatures                                                                    15


Part I
Item 1 - Financial Statements


                                 BTHC VIII, Inc.
                          (a development stage company)
                                 Balance Sheets
                           September 30, 2007 and 2006

                                   (Unaudited)

                                                            September 30,     September 30,
                                                                2007             2006
                                                              --------         --------

                                     ASSETS
Current Assets
   Cash on hand and in bank                                   $   --           $   --
   Due from bankruptcy trust                                      --               --
                                                              --------         --------

     Total Assets                                             $   --           $   --
                                                              ========         ========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable - trade                                   $   --           $   --
Advances from controlling shareholder
                                                                19,796            7,533
                                                              --------         --------

     Total Liabilities                                          19,796            7,533
                                                              --------         --------


Commitments and Contingencies


Stockholders' deficit
   Preferred stock - $0.001 par value
     10,000,000 shares authorized.
     None issued and outstanding                                  --               --
   Common stock - $0.001 par value.
     40,000,000 shares authorized.
     500,000 shares issued and outstanding                         500              500
   Additional paid-in capital                                      500              500
   Deficit accumulated during the development stage            (20,796)          (8,533)
                                                              --------         --------

     Total Stockholders' Deficit                               (19,796)          (7,533)
                                                              --------         --------

     Total Liabilities and Stockholders' Deficit              $   --           $   --
                                                              ========         ========






   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                                 BTHC VIII, Inc.
                          (a development stage company)
                 Statements of Operations and Comprehensive Loss
                    Nine and Three months ended September 30,
            2007 and 2006 and Period from November 29, 2004 (date of
                bankruptcy settlement) through September 30, 2007

                                   (Unaudited)

                                                                                              Period from
                                                                                            November 29, 2004
                          Nine months       Nine months     Three months     Three months  (date of bankruptcy
                            ended             ended            ended            ended      settlement) through
                         September 30,     September 30,   September 30,    September 30,    September 30,
                             2007             2006             2007             2006             2007
                          ---------        ---------        ---------        ---------        ---------


Revenues                  $    --          $    --          $    --          $    --          $    --
                          ---------        ---------        ---------        ---------        ---------

Operating expenses
   Reorganization costs        --              2,283             --              1,820            2,248
   General and
     administrative
     expenses                 6,638            6,250            1,260            6,250           18,548
                          ---------        ---------        ---------        ---------        ---------

Income from
   operations                (6,638)          (8,533)          (1,260)          (8,070)         (20,796)

Provision for
   income taxes                --               --               --               --               --
                          ---------        ---------        ---------        ---------        ---------

Net loss                     (6,638)          (8,533)          (1,260)          (8,070)         (20,796)

Other
   comprehensive
   income                      --               --               --               --               --
                          ---------        ---------        ---------        ---------        ---------

Comprehensive loss        $  (6,638)       $  (8,533)       $  (1,260)       $  (8,070)       $ (20,796)
                          =========        =========        =========        =========        =========


Loss per weighted-
   average share of
   common stock
   outstanding,
   computed on
   net loss - basic
   and fully diluted      $   (0.01)       $   (0.02)             nil        $   (0.02)       $   (0.04)
                          =========        =========        =========        =========        =========

Weighted-average
   number of shares
   of common stock
   outstanding - basic
   and fully diluted        500,000          500,000          500,000          500,000          500,000
                          =========        =========        =========        =========        =========



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                                 BTHC VIII, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                      Nine months ended September 30, 2007
               and 2006 and Period from November 29, 2004 (date of
                bankruptcy settlement) through September 30, 2007

                                   (Unaudited)

                                                                                  Period from
                                                                               November 29, 2004
                                              Nine months       Nine months   (date of bankruptcy
                                                ended             ended       settlement) through
                                             September 30,     September 30,     September 30,
                                                 2007              2006              2007
                                               --------         --------           --------

Cash Flows from Operating Activities
   Net loss for the period                     $ (6,638)        $ (8,533)          $(20,796)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities                          --               --                 --
                                               --------         --------           --------

   Net cash used in operating activities         (6,638)          (8,533)           (20,796)
                                               --------         --------           --------


Cash Flows from Investing Activities               --               --                 --
                                               --------         --------           --------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust               --              1,000              1,000
   Cash advanced by stockholder                   6,638            7,533             19,796
                                               --------         --------           --------

   Net cash provided by financing activities      6,638            8,533             20,796
                                               --------         --------           --------

Increase in Cash                                   --               --                 --

Cash at beginning of period                        --               --                 --
                                               --------         --------           --------

Cash at end of period                          $   --           $   --             $   --
                                               ========         ========           ========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period           $   --           $   --             $   --
                                               ========         ========           ========
     Income taxes paid during the period       $   --           $   --             $   --
                                               ========         ========           ========



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 BTHC VIII, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                           September 30, 2007 and 2006



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


Note B - Bankruptcy Action

Commencing on March 28, 2003, BTHC VIII, LLC filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Northern District of Texas - Dallas Division (Bankruptcy Court). The Company's bankruptcy action was part of a combined case (Case No. 03-33152-HDH-11) encompassing the following related entities: Ballantrae Healthcare, LLC; Ballantrae Texas, LLC; Ballantrae New Mexico, LLC; Ballantrae Missouri, LLC; Ballantrae Illinois, LLC; BTHC I, LLC; BTHC II, LLC; BTHC III, LLC; BTHC IV, LLC; BTHC V, LLC; BTHC VI, LLC; BTHC VIII, LLC; BTHC VIX, LLC; BTHC X, LLC; BTHC XI, LLC; BTHC XII, LLC; BTHC XIV, LLC; BTHC XV, LLC; BTHC XVII, LLC; BTHC XIX, LLC; BTHC XX, LLC; BTHC XXI, LLC; BNMHC I, LLC; BMOHC II, LLC; BILHC I, LLC, BILHC II, LLC; BILHC III, LLC; BILHC IV, LLC; BILHC V, LLC.

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

                                 BTHC VIII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



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

                                 BTHC VIII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



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

                                 BTHC VIII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



Note E - Summary of Significant Accounting Policies - Continued

3.   Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, principally accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At September 30, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


                                 BTHC VIII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2007 and 2006 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2007, respectively, are as follows:

                                                                 Period from
                                                              November 29, 2004
                          Nine months       Nine months      (date of bankruptcy
                            ended             ended          settlement) through
                         September 30,     September 30,        September 30,
                             2007              2006                 2007
                           -------          --------              --------

          Federal:
         Current           $  --             $  --                 $  --
         Deferred             --                --                    --
                           -------           -------               -------
                              --                --                    --
                           -------           -------               -------
       State:
         Current              --                --                    --
         Deferred             --                --                    --
                           -------           -------               -------
                              --                --                    --
                           -------           -------               -------

         Total             $  --             $  --                 $  --
                           =======           =======               =======

As of  September  30,  2007,  the Company has an aggregate  net  operating  loss carryforward  of  approximately  $21,000 to offset future  taxable  income.  The amount and availability of any net operating loss  carryforwards will be subject to the limitations  set forth in the Internal  Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed  more  than 50  percent  change  in  control;  the  applicable
long-term  tax  exempt  bond  rate;  continuity  of  historical  business;   and
subsequent  income of the  Company  all enter  into the  annual  computation  of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2007 and 2006 and the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2007, respectively, are as follows:



                                                                                      Period from
                                                                                   November 29, 2004
                                                      Nine months    Nine months  (date of bankruptcy
                                                         ended         ended      settlement) through
                                                     September 30,  September 30,    September 30,
                                                         2007           2006             2007
                                                       -------        --------         --------

Statutory rate applied to income before income taxes   $(2,250)       $(2,900)         $(7,100)
Increase (decrease) in income taxes resulting from:
     State income taxes                                   --             --               --
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward                  2,250          2,900            7,100
                                                       -------        -------          =======

Income tax expense                                     $  --          $  --            $  --
                                                       =======        =======          =======


                                 BTHC VIII, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



Note G - Income Taxes - Continued

The Company's only temporary differences as of September 30, 2007 and 2006 relate to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of September 30, 2007 and 2006, respectively, is nominal and not material to the accompanying financial statements.


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

As provided in the Plan, 70.0% of the Plan Shares of the Company were issued to Halter Financial Group, Inc., the Company's then-controlling stockholder, in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining 30.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Order Confirming First Amended Joint Plan of Reorganization.

Based upon the calculations provided by the Creditor's Trustee, the Company issued an aggregate 500,000 shares of the Company's "new" common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.


Note I - Subsequent Event

On September 12, 2007, the Company's Board of Directors approved, subject to receiving the approval of the holders of a majority of the Company's outstanding capital stock, an amendment to the Company's Certificate of Incorporation to effect a 1-for-1.6 Reverse Split of Common Stock. A majority of the holders of Common Stock approved the Amendment pursuant to the Written Consent dated as of September 12, 2007.

The Reverse Split will become effective on the Effective Date which occurs when the Certificate of Amendment is filed with the Secretary of State of the State of Delaware following the expiration of the 20 day period mandated by Rule 14c of the Exchange Act. No additional action on our part or any Stockholder will be required in order to effect the Reverse Split.

No fractional shares of post-Reverse Split Common Stock will be issued to any stockholder. Accordingly, Stockholders of record who would otherwise be entitled to receive fractional shares of post-Reverse Split Common Stock will receive a full share of the Company's Common Stock.



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

(2)  Results of Operations

The Company had no revenue for either of the nine month periods ended September 30, 2007 and 2006, respectively.

General and administrative expenses for the nine month periods ended September 30, 2007 and 2006 were related to the 2005 reorganization of the Company since the November 2004 affirmation of the Company's Plan of Reorganization, maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective nine month periods ended September 30, 2007 and 2006 were $(0.01) and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2007 and 2006, respectively, the Company had working capital of approximately $(19,800) and $(7,500), respectively.

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

Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5 - Other Information

     On September 12, 2007, the Company's Board of Directors approved, subject to receiving the approval of the holders of a majority of the Company's outstanding capital stock, an amendment to the Company's Certificate of Incorporation to effect a 1-for-1.6 Reverse Split of Common Stock. A majority of the holders of Common Stock approved the Amendment pursuant to the Written Consent dated as of September 12, 2007.

     The Reverse Split will become effective on the Effective Date which occurs when the Certificate of Amendment is filed with the Secretary of State of the State of Delaware following the expiration of the 20 day period mandated by Rule 14c of the Exchange Act. No additional action on our part or any Stockholder will be required in order to effect the Reverse Split.

     No fractional shares of post-Reverse Split Common Stock will be issued to any stockholder. Accordingly, Stockholders of record who would otherwise be entitled to receive fractional shares of post-Reverse Split Common Stock will receive a full share of the Company's Common Stock.

Item 6 - Exhibits

     31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                BTHC VIII, Inc.


Dated: October 12, 2007                           /s/ Timothy P. Halter
       ----------------                   -------------------------------------
                                                              Timothy P. Halter
                                            President, Chief Executive Officer,
                                      Chief Financial Officer and Sole Director