Form 10-K
period 2008-12-31
BTHC VIII INC
filed 2009-01-21
CIK 1375686

     UNITED STATES

     SECURITIES AND EXCHANGE COMMISSION
     Washington, DC 20549

     Form 10-K

(Mark one)

[X]     Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2008

[ ]     Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the transition period from ______________ to _____________

     Commission File Number: 000-52232

     BTHC VIII, Inc.
     (Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5463509
(State of Incorporation)	(I. R. S. Employer ID Number)

     174 FM 1830, Argyle, Texas 76226
     (Address of Principal Executive Offices)

     (972) 233-0300
     (Registrant’s Telephone Number)

     12890 Hilltop Road, Argyle, Texas 76226
     (Former Name or Former Address, if changed since last Report)

     Securities registered pursuant to Section 12 (b) of the Act - None
     Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes [ ]          No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ]          No [ X ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

     Yes [ X]   No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 15, 2009 was approximately $ -0- based upon 93,980 shares held by non-affiliates and a closing market price of $0.00 per share on January 15, 2009.

As of January 15, 2009, there were 312,730 shares of Common Stock issued and outstanding.

     BTHC VIII, Inc.

     Index to Contents

               Page Number

Part I

Item 1	Business	3
Item 1A	Risk Factors	6
Item 2	Properties	9
Item 3	Legal Proceedings	9
Item 4	Submission of Matters to a Vote of Security Holders	9

Part II

Item 5	Market for Registrant’s Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	10
Item 6	Selected Financial Data	11
Item 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	15
Item 8	Financial Statements and Supplementary Data	F-1
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	15
Item 9A	Controls and Procedures	15

Part III

Item 10	Directors, Executive Officers and Corporate Governance	16
Item 11	Executive Compensation	18
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	19
Item 13	Certain Relationships and Related Transactions, and Director Independence	20
Item 14	Principal Accountant Fees and Services	20

Part IV

Item 15	Exhibits and Financial Statement Schedules	20

Signatures		34

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     PART I

Item 1 - Business

General

BTHC VIII, Inc. was organized on August 7, 2006 as a Delaware corporation to effect the reincorporation of BTHC VIII, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below. In accordance with the confirmed plan of reorganization, our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act. As a shell company, we have no operations and no or nominal assets. Although we have no assets or operations, we believe we possess a stockholder base which will make us an attractive merger or acquisition candidate to an operating, privately-held company seeking to become publicly held. Our principal office is located at 174 FM 1830, Argyle, TX 76226 and our telephone number is (972) 233-0300.

History

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

Item 1A - Risk Factors

The Company’s business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

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

There Is No Agreement for a Business Combination and No Minimum Requirements for a Business Combination

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

No Assurance of Success or Profitability

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s outstanding shares will be increased thereby.

Type of Business Acquired

The business to be acquired may wish to avoid effecting its own public offering and the accompanying expense, delays, and uncertainties. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Dependence upon Management; Limited Participation of Management

Because management consists of only one person, while seeking a business combination, Timothy P. Halter, the President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Halter anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Halter has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Halter. The loss of the services of Mr. Halter would adversely affect development of the Company’s business and its likelihood of continuing operations.

Conflicts of Interest

The Company’s sole officer and director has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with his fiduciary duties to the Company.

It is anticipated that the Company’s principal stockholder may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company’s principal stockholder may consider his own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholder may not be afforded the opportunity to approve or consent to a particular transaction.

Possible Need for Additional Financing

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholder. The Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company’s officer, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Exchange Act. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded on the OTC Bulletin Board or the “Pink Sheets”, the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

There May Be a Scarcity of and/or Significant Competition for Business Opportunities and Combinations

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

Reporting Requirements May Delay or Preclude Acquisition

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

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

Probable Change in Control of the Company and/or Management

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company’s authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares upon Business Combination

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company’s common stock may increase or decrease, perhaps significantly.

Additional Risks—Doing Business in a Foreign Country

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

Item 2 - Properties

The Company currently maintains a mailing address at 174 FM 1830, Argyle, Texas 76226. The Company’s telephone number there is (972) 233-0300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

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

     PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

The Company’s securities are eligible for trading on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5). The Company’s trading symbol is BVNC. As of the date of this report, there have been no known trades of the Company’s securities.

We relied, based on the confirmation order we received from the Bankruptcy Court, on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the Plan Shares which may have been deemed to have occurred through the solicitation of acceptances of the Plan and the issuance of the Plan Shares pursuant to the Plan. In general, offers and sale of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof, are free to resell such securities without registration under the Securities Act.

Holders

As of December 31, 2008, there were a total of 312,730 shares of our common stock outstanding, held by approximately 519 stockholders of record.

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

Dividends

Dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, and capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company’s Board of Directors. The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation. Their address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. Their contact numbers are (469) 633-0101 for voice calls and (469) 633-0088 for fax transmissions. Their website is located at www.stctransfer.com.

Reports to Stockholders

The Company intends to remain compliant with its obligations under the Exchange Act and, therefore, plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

(3)     Results of Operations

The Company had no revenue for either of the years ended December 31, 2008 or 2007, respectively.

General and administrative expenses for each of the years ended December 31, 2008 and 2007 were approximately $8,600 and $13,100, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements. Earnings per share for the respective years ended December 31, 2008 and 2007 were $(0.03) and $(0.04) based on the post-reverse split weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain in line relatively consistent until such time that the Company completes a business combination transaction. Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s operating subsidiary begins meaningful operations.

(4)     Plan of Business

General

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of an Exchange Act registered corporation. As of the date of this report, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company’s officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company’s management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company’s ability to continue to seek such combination opportunities before any successful combination can be consummated.

In that event, the Company’s common stock will become worthless and holders of the Company’s common stock will receive a nominal distribution, if any, upon the Company’s liquidation and dissolution.

Management

The Company is a shell corporation, and currently has no full-time employees. Timothy P. Halter is the Company’s sole officer, director, and controlling stockholder. All references herein to management of the Company are to Mr. Halter. Mr. Halter, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Halter and the potential demands of the Company’s activities.

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

Search for Business Opportunities

The Company’s search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

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

Evaluation of Business Opportunities

The analysis of business opportunities will be under the supervision of the Company’s sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like. Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

The Company is currently subject to the reporting requirements of the Exchange Act since the effective date of the Company’s September 2006 filing of the Registration Statement on Form 10-SB. Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. Acquisition candidates that do not have or are unable to obtain the required audited statements will not be considered appropriate for acquisition.

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

(5)     Liquidity and Capital Resources

At December 31, 2008 and 2007, respectively, the Company had working capital of approximately $(35,100) and $(26,500), respectively.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

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

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
--	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
--	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Timothy P. Halter	42	President, Chief Executive Officer
		Chief Financial Officer and Director

The director named above will serve until the next annual meeting of the Company’s stockholders or until any successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs.

The sole director and officer will devote his time to the Company’s affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for the officer or director to resign at the request of another person, and he is not acting on behalf of, and will not act at the direction of, any other person.

Biographical Information

Timothy P. Halter - Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. In September 2005, Mr. Halter and other minority partners formed HFI. HFI conducts no business operations.

Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (NASDAQ: DXPE), and is the sole officer and director of Marketing Acquisition Corp., a Nevada corporation; BTHC X, Inc., BTHC XIV, Inc., and BTHC XV, Inc., each a Delaware corporation. Each of the afore-referenced companies is current in the filing of their periodic reports with the SEC. Except for DXP Enterprises, each of the afore-referenced companies for which Mr. Halter acts as an officer and director may be deemed shell corporations. Mr. Halter will devote as much of his time to our business affairs as may be necessary to implement our business plan.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other that the payment by BTHC VIII, Inc., of expenses incurred or paid by a director, officer or controlling person of BTHC VIII, Inc., in the successful defense of any action, suit or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2008, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Conflicts of Interest

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officer’s other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company’s officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company’s other stockholders. In making any such sale, the Company’s sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company’s other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

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

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company’s directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company’s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company’s current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company’s current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

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

Item 11 - Executive Compensation

The current management and oversight of the Company requires less than five (5) hours per month. As the Company’s sole officer and director is engaged in other full-time income producing activities, the Company’s sole officer or director has received any compensation from the Company. In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

     SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy P. Halter, Principal Executive Officer	2008 2007 2006	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Timothy P. Halter (4) (5)	218,750	70.0%
Halter Financial Investments, LP (6)	218,750	70.0%
Olga Guerra (7)	29,500	9.4%

Directors and officers as a group	218,750	70.0%
(1 person)

(1)	On January 15, 2009, there were 312,730 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2)	Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(3)	In determining the percent of voting stock owned by a person on December 31, 2008 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 321,730 shares of common stock outstanding on December 31, 2008, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options
(4)	Mr. Halter is our president and director. He also is a member of Halter Financial Investments GP, LLC, the general partner of Halter Financial Investments L.P. Mr. Halter's address is 174 FM 1830, Argyle, TX 76226.
(5)	Mr. Halter is deemed to beneficially own the Plan Shares owned by Halter Financial Investments, L.P.
(6)	HFI's address is 174 FM 1830, Argyle, TX 76226
(7)	Olga Guerra's address is i/c/o Avery McDaniel, Attorney, 800 W. Weatherford Street, Fort Worth, Texas 76102.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Other than the participation of HFG and Timothy P. Halter in our Plan of Reorganization and the issuance to HFG of 350,000 shares of our common stock for satisfaction of certain administrative claims and for HFG's agreement to provide us with certain services, there are no relationships or transactions between us and any of our directors, officers and principal stockholders.

The Company currently maintains a mailing address at 174 FM 1830, Argyle, Texas 76226. The Company’s telephone number there is (972) 233-0300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other revenue producing businesses of the Company’s sole officer and director.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2008	2007

1. Audit fees	$4,450	$5,021
2. Audit-related fees	--	--
3. Tax fees	200	585
4. All other fees	--	--

Totals	$4,650	$5,606

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

The Company has no formal audit committee. However, the entire Board of Directors (Board) is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits, Financial Statement Schedules

2.1	First Amended Joint Plan of Reorganization filed by the Debtors and Official Committee of Unsecured Creditors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Ballantrae Healthcare, LLC, et. al., Debtors, Case No. 03-33152-HDH-11, dated September 29, 2004. (*)
2.2	Order Confirming First Amended and Joint Plan of Reorganization, Chapter 11, Case No. 03-33152-HDH-11, Signed November 29, 2004. (*)
3.1	Agreement and Plan of Merger by and between BTHC VIII, Inc. and BTHC VIII, LLC, dated August 15, 2006. (*)
3.2	Certificate of Merger as filed with the Secretary of State of the State of Delaware on August 16, 2006. (*)
3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on August 16, 2006. (*)
3.4	Certificate of Incorporation of BTHC VIII, Inc. (*)

3.5	Bylaws of BTHC VIII, Inc. (*)
4.1	Form of common stock certificate. (*)
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
(*)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 0-52232) on September 21, 2006.

     (Remainder of this page left blank intentionally)

     (Financial statements follow on next page)

     BTHC VIII, Inc.

     (a development stage company)

     Contents

                                             Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2008 and 2007	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2008 and 2007 and
the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2008	F-4

Statements of Changes in Stockholders' Equity
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2008	F-5

Statements of Cash Flows
for the years ended December 31, 2008 and 2007 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2008	F-6

Notes to Financial Statements	F-7

     LETTERHEAD OF S. W. HATFIELD, CPA

     REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BTHC VIII, Inc.

We have audited the accompanying balance sheets of BTHC VIII, Inc. (a Delaware corporation and a development stage company) as of December 31, 2008 and 2007 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2008 and 2007 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2008, respectively. These financial statements are the sole responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC VIII, Inc. (a development stage company) as of December 31, 2008 and 2007 and the results of its operations and cash flows for each of the years ended December 31, 2008 and 2007 and for the period from November 29. 2004 (date of bankruptcy settlement) through December 31, 2008, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

                         S. W. HATFIELD, CPA

Dallas, Texas
January 15, 2009

     BTHC VIII, Inc.

     (a development stage company)
     Balance Sheets
     December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash on hand and in bank	$--	$--
Due from controlling stockholder	--	--

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$--	$--
Due to majority stockholder	35,121	26,504

Total Liabilities	35,121	26,504

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
40,000,000 shares authorized.
312,730 shares issued and outstanding	313	313
Additional paid-in capital	687	687
Deficit accumulated during the development stage	(36,121)	(27,504)

Total Stockholders' Equity (Deficit)	(35,121)	(26,504)

Total Liabilities and
Stockholders’ Equity (Deficit)	$--	$--

The accompanying notes are an integral part of these financial statements.

     BTHC VIII, Inc.
     (a development stage company)
     Statements of Operations and Comprehensive Loss
     Years ended December 31, 2008 and 2007
     Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2008

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2008	2007	2008

Revenues	$--	$--	$--

Operating expenses
Reorganization costs	--	--	2,283
Registration fees	670	856	1,656
Stock transfer costs	950	3,645	5,355
Legal and professional fees	6,997	8,580	26,827

Income from operations	(8,617)	(13,081)	(36,121)

Provision for income taxes	--	--	--

Net loss	(8,617)	(13,081)	(36,121)

Other comprehensive income	--	--	--

Comprehensive loss	$(8,617)	$(13,081)	$(36,121)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.03)	$(0.04)	$(0.12)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	312,730	312,730	312,730

The accompanying notes are an integral part of these financial statements.

     BTHC VIII, Inc.
     (a development stage company)
     Statement of Changes in Stockholders’ Equity (Deficit)
     Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2008

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total

Stock issued through bankruptcy
settlement on November 29, 2004	500,000	$500	$500	$--	$1,000
Effect of 1 for 1.6 reverse stock split
on October 15, 2007	(187,270)	(187)	187	--	--

	312,730	313	687	--	1,000

Net loss for the period	--	--	--	--	--

Balances at December 31, 2004	312,730	313	687	--	1,000

Net loss for the year	--	--	--	--	--

Balances at December 31, 2005	312,730	313	687	--	1,000

Net loss for the year	--	--	--	(14,423)	(14,423)

Balances at December 31, 2006	312,730	313	687	(14,423)	(14,423)

Net loss for the year	--	--	--	(13,081)	(13,081)

Balances at December 31, 2007	312,730	313	687	(27,504)	(26,504)

Net loss for the year	--	--	--	(8,617)	(8,617)

Balances at December 31, 2008	312,730	$313	$687	$(36,121)	$(35,121)

The accompanying notes are an integral part of these financial statements.

     BTHC VIII, Inc.
     (a development stage company)
     Statements of Cash Flows
     Years ended December 31, 2008 and 2007 and
     Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2008

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss for the period	$(8,617)	$(13,081)	$(36,121)
Adjustments to reconcile net loss
to net cash provided by operating activities
Increase in accounts payable-trade	--	--	--

Net cash used in operating activities	(8,617)	(13,081)	(36,121)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	--	--	1,000
Cash advanced by majority stockholder	8,617	13,081	35,121

Net cash provided by financing activities	8,617	13,081	36,121

Increase in Cash	--	--	--

Cash at beginning of period	--	--	--

Cash at end of period	$--	$--	$--

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

BTHC VIII, Inc.
(a development stage company)
Notes to Financial Statements
December 31, 2008 and 2007

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

A Plan of Reorganization was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on November 29, 2004. The Plan of Reorganization, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the Plan of Reorganization’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

     BTHC VIII, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2008 and 2007

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

The Company’s majority stockholder maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

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
     December 31, 2008 and 2007

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

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

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
     December 31, 2008 and 2007

Note E - Summary of Significant Accounting Policies - Continued

3.     Income taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of December 31, 2008 and 2007, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of December 31, 2008 and 2007, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

     BTHC VIII, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued

     December 31, 2008 and 2007

Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2008 and 2007 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2008, respectively, are as follows:

Period from
November 29, 2004
(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2008	2007	2008
Federal:
Current	$ --	$ --	$ --
Deferred	--	--	--
	--	--	--

State:
Current	--	--	--
Deferred	--	--	--
	--	--	--

Total	$ --	$ --	$ --

As of December 31, 2008, the Company had an approximate $36,000 net operating loss carryforward to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the years ended December 31, 2008 and 2007 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2008, respectively, are as follows:

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2008	2007	2008
Statutory rate applied to
income before income taxes	$(2,900)	$(4,450)	$(12,300)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	2,900	4,450	12,300

Income tax expense	$--	$--	$--

     BTHC VIII, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2008 and 2007

Note G - Income Taxes - Continued

The Company’s only temporary differences as of December 31, 2008 and 2007, respectively, relate to the Company’s net operating loss and the statutory deferrals of expenses for organizational costs pursuant to the applicable Federal Tax Law. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of December 31, 2007 and 2006, respectively, is nominal and not material to the accompanying financial statements.

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

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC VIII, Inc.

Dated: January 21, 2009	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

BTHC VIII, Inc.

Dated: January 21, 2009	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director