Form 10-Q
period 2009-03-31
BTHC VIII INC
filed 2009-04-20
CIK 1375686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended March 31, 2009

☐     Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the transition period from ______________ to _____________

Commission File Number: 0-52232

BTHC VIII, Inc.

(Exact name of registrant as specified in its charter)

Delaware		20-5463509
(State of incorporation)		(IRS Employer ID Number)

28 Cottonwood Lane, Hilton Head, SC 29926
(Address of principal executive offices)

(703) 798-6296
(Issuer's tele phone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

     YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

   April 20, 2009: 3,127,730

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

BTHC VIII, Inc.

Form 10-Q for the Quarter ended March 31, 2009

Part I

Item 1 - Financial Statements

BTHC VIII, Inc.
(a development stage company)

Balance Sheets
March 31, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	March 31,	December 31,
	2009	2008

ASSETS
Current Assets
Cash on hand and in bank	$1,000	$--

Total current assets	1,000	--

Other Assets
Goodwill	6,500	--

Total other assets	6,500	--

Total Assets	$7,500	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$--	$-
Due to majority stockholder	59,152	35,121

Total Liabilities	59,152	35,121

Commitments and Contingencies

Stockholders' deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
40,000,000 shares authorized.
3,127,730 and 312,730 shares issued and outstanding	3,128	312
Additional paid-in capital	5,372	687
Deficit accumulated during the development stage	(60,152)	(36,121)

Total Stockholders' Deficit	(51,652)	(35,121)

Total Liabilities and Stockholders’ Deficit	$--	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC VIII, Inc.
(a development stage company)

Statements of Operations and Comprehensive Loss
Three months ended March 31, 2009 and 2008 and
Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2009

(Unaudited)

			Period from
			November 29, 2004
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2009	2008	2009

Revenues	$--	$--	$--

Operating expenses
Reorganization costs	--	--	2,283
Professional fees	22,335	2,642	49,162
General and administrative expenses	1,696	530	8,707

Income from operations	(24,031)	(3,172)	(60,152)

Provision for income taxes	--	--	--

Net loss	(24,031)	(3,172)	(60,152)

Other comprehensive income	--	--	--

Comprehensive loss	$(24,031)	$(3,172)	$(60,152)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.01)	$(0.01)	$(0.15)

Weighted-average number of shares
of common stock outstanding - basic and fully diluted	1,814,063	312,730	398,284

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC VIII, Inc.
(a development stage company)

Statements of Cash Flows
Three months ended March 31, 2009 and 2008 and
Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2009

(Unaudited)

			Period from
			November 29, 2004
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(24,031)	$(3,172)	$(60,152)
Adjustments to reconcile net loss
to net cash provided by
operating activities	--	--	--

Net cash used in operating activities	(24,031)	(3,172)	(60,052)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	--	--	1,000
Cash acquired in Sino-America Ventures purchase	1,000	--	1,000
Cash advanced by stockholder	24,031	3,172	59,152

Net cash provided by financing activities	25,031	3,172	61,152

Increase in Cash	1,000	--	1,000

Cash at beginning of period	--	--	--

Cash at end of period	$1,000	$--	$1,000

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Acquisition of Sino-American Ventures, Inc.
with issuance of common stock	$6,500	$--	$6,500

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC VIII, Inc.
(a development stage company)

Notes to Financial Statements
March 31, 2009

Note A - Background and Description of Business

BTHC VIII, Inc. (“Company”) was formed on March 31, 2006, and incorporated on August 7, 2006, in accordance with the Laws of the State of Delaware to effect the reincorporation of BTHC VIII, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on November 29, 2004 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Statement of Financial Accounting Standard No. 7, as amended and a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

On February 12, 2009, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Sino-America Ventures, Inc., a Delaware corporation (“SAV”), and all of the shareholders of SAV. Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of SAV in exchange for 2,815,000 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 3,127,730 shares of our common stock are currently issued and outstanding.

SAV was organized on February 10, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company located in Asia desiring to become a publicly held company with access to United States capital markets by combining with us through a reverse merger or acquisition transaction.

In accordance with the confirmed plan of reorganization and as a result of the share exchange transaction with SAV, the Company’s current business plan is to locate and combine with an existing, privately-held Asian-based company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with the Company. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

Note B - Bankruptcy Action

Commencing on March 28, 2003, BTHC VIII, LLC filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Northern District of Texas - Dallas Division (“Bankruptcy Court”). The Company’s bankruptcy action was part of a combined case (Case No. 03-33152-HDH-11) encompassing the following related entities: Ballantrae Healthcare, LLC; Ballantrae Texas, LLC; Ballantrae New Mexico, LLC; Ballantrae Missouri, LLC; Ballantrae Illinois, LLC; BTHC I, LLC; BTHC II, LLC; BTHC III, LLC; BTHC IV, LLC; BTHC V, LLC; BTHC VI, LLC; BTHC VIII, LLC; BTHC VIIII, LLC; BTHC X, LLC; BTHC XI, LLC; BTHC XII, LLC; BTHC XIV, LLC; BTHC XV, LLC; BTHC XVII, LLC; BTHC XIX, LLC; BTHC XX, LLC; BTHC XXI, LLC; BNMHC I, LLC; BMOHC II, LLC; BILHC I, LLC, BILHC II, LLC; BILHC III, LLC; BILHC IV, LLC; BILHC V, LLC.

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
March 31, 2009

Note B - Bankruptcy Action - Continued

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

Note C - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and management has established the Company’s year-end to be as of December 31.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in this filing. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2009.

BTHC VIII, Inc.
(a development stage company)

Notes to Financial Statements - Continued
March 31, 2009

Note D - Going Concern Uncertainty

The Company has no operating history, limited cash on hand, no assets and a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company’s business plan is to seek an acquisition or merger with a private operating company located in Asia which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

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

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company’s majority stockholder intends to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.

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

BTHC VIII, Inc.
(a development stage company)

Notes to Financial Statements - Continued
March 31, 2009

Note E - Summary of Significant Accounting Policies - Continued

2.     Organization and Formation costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all costs incurred with the incorporation and organization of the Company were charged to operations as incurred.

3.     Income taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s). The Company does not anticipate any examinations of returns to be filed in future periods.

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2009, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FASB Interpretation No. 48 requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Interpretation 48, the Company did not incur any liability for unrecognized tax benefits.

As of March 31, 2009, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of March 31, 2009, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.     Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC VIII, Inc.
(a development stage company)

Notes to Financial Statements - Continued
March 31, 2009

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

Note G - Acquisition of Sino-America Ventures, Inc.

On February 12, 2009, the Company entered into the Share Exchange Agreement with SAV and all of the shareholders of SAV. Pursuant to the Share Exchange Agreement, the shareholders of SAV transferred 100% of the issued and outstanding shares of capital stock of SAV in exchange for 2,815,000 newly issued shares of the Company’s common stock that, in the aggregate, constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.

The Company’s business plan is to continue to seek and identify a privately-held Asian-based operating company desiring to become a publicly held company with access to United States capital markets by combining with the Company through a reverse merger or acquisition transaction; however, through this acquisition, the Company intends to focus its efforts on entities located in Asia.

The goodwill of approximately $6,500 arising from the acquisition consists largely of the synergies and access to new business contacts that the management of SAV brings to the Company in order to more effectively implement the Company’s business plan. It is anticipated that goodwill may not be deductible for Federal and State income taxes.

The following table summarizes the consideration paid for SAV and the amounts of the assets acquired and liabilities assumed recognized at the February 12, 2009 acquisition date.

Equity interest (2,815,000 shares of common stock)	$7,500

Fair value of total consideration transferred	$7,500

Acquisition-related costs (included in professional
fees in the accompanying financial statements
for the three months ended March 31, 2009)	$20,000

Recognized amounts of identifiable assets acquired
and liabilities assumed
Cash	$1,000

Total net identifiable assets	1,000
Goodwill	6,500

$7,500

The fair value of the 2,815,000 shares given in consideration for the acquisition of SAV was determined using approximately the average of the transaction value of the shares of the Company issued at the date of the bankruptcy settlement ($1,000) using both the initial number of shares (500,000) and the post-reverse split number of shares outstanding (312,700). There were no contingent consideration arrangements and no contingent liabilities assumed by the Company. SAV had no operations prior to the acquisition.

BTHC VIII, Inc.
(a development stage company)

Notes to Financial Statements - Continued
March 31, 2009

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2009, respectively, are as follows:

Period from
November 29, 2004
(date of bankruptcy
	Year ended	Year ended	settlement) through
	March 31,	March 31,	March31,
	2009	2008	2009
Federal:
Current	$ --	$ --	$ --
Deferred	--	--	--
	--	--	--

State:
Current	--	--	--
Deferred	--	--	--
	--	--	--

Total	$ --	$ --	$ --

As of March 31, 2009, the Company has a net operating loss carryforward(s) of approximately $60,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	March 31,	March 31,	March 31,
	2009	2008	2009
Statutory rate applied to
income before income taxes	$(8,100)	$(1,100)	$(20,500)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	8,100	1,100	20,500

Income tax expense	$--	$--	$--

The Company’s only temporary difference as of March 31, 2009 and December 31, 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of March 31, 2009 and December 31, 2008, respectively, is nominal and not material to the accompanying financial statements.

BTHC VIII, Inc.
(a development stage company)

Notes to Financial Statements - Continued
March 31, 2009

Note I - Capital Stock Transactions

Pursuant to the First Amended Joint Plan of Reorganization proposed by the Debtors and affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division on November 29, 2004, the Company “will include the issuance of a sufficient number of Plan shares to meet the requirements of the Plan. Such number is estimated to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor. The Plan Shares shall all be of the same class.” As provided in the Plan, 70.0% of the Plan Shares of the Company were issued to the Company’s then-controlling stockholder, in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining 30.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Order Confirming First Amended Joint Plan of Reorganization.

On October 15, 2007, the Company amended its Certificate of Incorporation through the filing of a Certificate of Amendment of Certificate of Incorporation with the State of Delaware for the purpose of effecting a 1-for-1.6 reverse split of its $0.001 par value common stock. This action was approved on September 12, 2007 by written consent of stockholders holding a majority of the Company's outstanding Common Stock in lieu of a special meeting. As a result of the reverse split, the Company then had 312,730 shares of Common Stock outstanding.

On February 12, 2009, the Company entered into a Share Exchange Agreement with SAV and all of the shareholders of SAV. Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of SAV in exchange for 2,815,000 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 3,127,730 shares of our common stock are currently issued and outstanding.

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

(2)    Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2009 and 2008 or for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2009.

General and administrative expenses for the respective three month periods ended March 31, 2009 and 2008 were approximately $24,000 and $3,200. Of the 2009 expenses, approximately $20,000 were incremental expenses incurred in the acquisition of Sino-America Ventures, Inc. The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan. However, at this time, the Company has not identified any business combination targets and has not opened discussions with any such target. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2009 and 2008 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2009, respectively, were $(0.01), $(0.01) and $(0.15), based on the weighted-average shares issued and outstanding at the end of each respective period.

On February 12, 2009, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”) with Sino- America Ventures, Inc., a Delaware corporation (“SAV”), and all of the shareholders of SAV. Pursuant to the Share Exchange Agreement, the shareholders of SAV transferred 100% of the issued and outstanding shares of capital stock of SAV in exchange for 2,815,000 newly issued shares of the Company’s common stock that, in the aggregate, constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.

In accordance with the confirmed plan of reorganization and as a result of the share exchange transaction with SAV, our current business plan is to locate and combine with an existing, privately-held Asian-based company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, we do not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

The fair value of the 2,815,000 shares given in consideration for the acquisition of SAV was determined using approximately the average of the transaction value of the shares of the Company issued at the date of the bankruptcy settlement ($1,000) using both the initial number of shares (500,000) and the post-reverse split number of shares outstanding (312,700). There were no contingent consideration arrangements and no contingent liabilities assumed by the Company. SAV had no operations prior to the acquisition.

The goodwill of approximately $6,500 arising from the acquisition consists largely of the synergies and access to new business contacts that the management of SAV brings to the Company in order to more effectively implement the Company’s business plan. It is anticipated that goodwill may not be deductible for Federal and State income taxes.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a reverse acquisition transaction with an operating entity.

At March 31, 2009 and December 31, 2008, the Company had working capital of approximately $(58,000) and $(35,000), respectively.

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

(3)     Plan of Business

General

In accordance with the confirmed plan of reorganization and as a result of the share exchange transaction with SAV, our current business plan is to locate and combine with an existing, privately-held Asian-based company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, we do not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

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

(3)	will have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(4)     Liquidity and Capital Resources

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

(5)     Critical Accounting Policies

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC VIII, Inc.

Dated: April 20, 2009	/s/ Gerard Pascale
Gerard Pascale
President, Chief Executive Officer
Chief Financial Officer and Sole Director