Form 10-Q
period 2009-06-30
BTHC VIII INC
filed 2009-08-14
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ For the quarterly period ended June 30, 2009

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ___________

Commission File Number: 000-21071

BTHC VIII, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5463509
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

THT Industrial Park,
No.5 Nanhuan Road, Tiexi District
Siping, Jilin Province, China	136000
(Address of principal executive offices)	(Zip Code)

86-434-3265241
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,000,000 shares of common stock, par value $0.001 per share, outstanding on August 12, 2009.

PART I — FINANCIAL INFORMATION

BTHC VIII, INC.

Condensed Consolidated Financial Statements

BTHC VIII, INC.
Condensed Consolidated Financial Statements

Index to Condensed Consolidated Financial Statements

PAGES
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6-18

BTHC VIII, INC.
Condensed Consolidated Balance Sheets
(Stated in US Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,045,004	$12,579,087
Restricted cash - Note 6	1,316,635	1,593,840
Trade receivables, net - Note 7	11,502,906	6,845,284
Bills receivable	449,345	531,054
Other receivables, prepayments and deposits - Note 8	8,904,083	2,194,125
Income tax recoverable	-	99,166
Inventories - Note 9	7,546,615	10,812,511
Deferred tax assets	130,671	112,641
Total current assets	31,895,259	34,767,708
Retention receivable	258,992	224,932
Counter guarantee receivable - Note 14	205,100	205,380
Property, plant and equipment, net - Note 11	5,828,829	5,865,659
Land use rights	1,002,222	1,014,012
TOTAL ASSETS	$39,190,402	$42,077,691
LIABILITIES AND EQUITY
LIABILITIES
Current liabilities
Trade payables	$1,580,073	$2,389,539
Bills payable - Note 6	-	733,500
Other payables and accrued expenses - Note 12	11,397,063	11,789,152
Income tax payable	250,468	-
Short-term bank loans - Note 13	1,482,580	4,418,604
Current maturities of long-term loan - Note 14	1,172,000	586,800
Total current liabilities	15,882,184	19,917,595
Long-term loan - Note 14	2,490,500	3,374,100
TOTAL LIABILITIES	18,372,684	23,291,695
COMMITMENTS AND CONTINGENCIES - Note 19
STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share
Authorized 10,000,000 shares, none issued and outstanding
Common stock : par value $0.001 per share - Note 15
Authorized 40,000,000 shares in 2009 and 2008; issued and outstanding 16,000,000 shares in 2009 and 14,800,000 shares in 2008	16,000	14,800
Additional paid-in capital	14,010,700	14,010,900
Statutory reserve	657,263	429,938
Accumulated other comprehensive income	745,778	772,000
Retained earnings	5,098,502	3,239,464
Total BTHC VIII, Inc. stockholders’ equity	20,528,243	18,467,102
NONCONTROLLING INTERESTS	289,475	318,894
TOTAL EQUITY	20,817,718	18,785,996
TOTAL LIABILITIES AND EQUITY	$39,190,402	$42,077,691

See Notes to Condensed Consolidated Financial Statements

BTHC VIII, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008

Sales revenue - Note 20	$10,130,142	$4,262,494	$14,325,687	$10,562,960
Cost of sales	(5,654,306)	(3,097,865)	(8,073,938)	(7,924,874)
Gross profit	4,475,836	1,164,629	6,251,749	2,638,086
Operating expenses
Administrative expenses	845,795	387,131	1,386,880	727,735
Research and development expenses	174,668	202,477	361,589	300,377
Selling expenses	1,147,991	745,080	1,992,481	1,206,942
	2,168,454	1,334,688	3,740,950	2,235,054
Income (loss) from operations	2,307,382	(170,059)	2,510,799	403,032
Interest income	4,815	2,090	10,922	3,113
Other income - Note 16	74,845	59,282	156,891	145,741
Interest expense	(130,887)	(77,294)	(289,774)	(141,480)
Income (loss) before income taxes	2,256,155	(185,981)	2,388,838	410,406
Income taxes	(307,755)	(6,688)	(331,472)	(105,674)
Net income (loss) before noncontrolling interests	1,948,400	(192,669)	2,057,366	304,732
Net (income) loss attributable to noncontrolling interests	(250)	93,482	28,997	166,663
Net income (loss) attributable to BTHC VIII, Inc. common stockholders	$1,948,150	$(99,187)	$2,086,363	$471,395
Net income (loss) before noncontrolling interests	$1,948,400	$(192,669)	$2,057,366	$304,732
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,026)	151,932	(26,644)	432,632
Comprehensive income (loss)	1,947,374	(40,737)	2,030,722	737,364
Comprehensive (income) loss attributable to noncontrolling interests	(261)	89,675	29,419	151,585
Comprehensive income attributable to BTHC VIII, Inc. common stockholders	$1,947,113	$48,938	$2,060,141	$888,949
Earnings (loss) per share attributable to BTHC VIII, Inc. common stockholders - Note 17
- Basic and diluted	$0.13	$(0.01)	$0.14	$0.03
Weighted average number of shares outstanding:
- Basic and diluted	14,813,187	14,800,000	14,806,630	14,800,000

Notes to Condensed Consolidated Financial Statements

BTHC VIII, INC.
Condensed Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Six months ended June 30,
	(unaudited)
	2009	2008
Cash flows from operating activities
Net income attributable to BTHC VIII, Inc. common stockholders	$2,086,363	$471,395
Adjustments to reconcile net income attributable to BTHC VIII, Inc. common stockholders to net cash used in operating activities :-
Depreciation and amortization	366,652	343,804
Deferred taxes	(18,194)	(33,662)
Allowance for doubtful debts	100,748	15,718
Noncontrolling interests	(28,997)	(166,663)
Changes in operating assets and liabilities :-
Restricted cash	(457,687)	(89,359)
Trade receivables	(4,769,933)	(2,454,173)
Bills receivable	81,024	(162,100)
Other receivables, prepayments and deposits	(5,667,701)	(2,030,759)
Inventories	3,252,708	(3,833,345)
Retention receivable	(34,383)	91,354
Trade payables	(806,594)	1,579,766
Other payables and accrued expenses	(1,424,719)	2,024,321
Income tax payable	349,666	(182,896)
Net cash flows used in operating activities	(6,971,047)	(4,426,599)
Cash flows from investing activities
Cash acquired from reverse acquisition	1,000	-
Payments to acquire property, plant and equipment	(327,394)	(60,523)
Net cash flows used in investing activities	(326,394)	(60,523)
Cash flows from financing activities
Proceeds from bank loans	8,790,600	419,310
Repayment of bank loans	(11,722,000)	(419,310)
Proceeds from long-term loan	-	3,971,520
Repayment of long-term loan	(293,140)	-
Counter guarantee paid	-	(198,576)
Decrease in restricted cash	732,550	-
Decrease in bills payable	(732,550)	-
Capital injection from stockholders of Siping Juyuan	-	8,746,800
Repayment to related parties	-	(3,942,884)
Net cash flows (used in) provided by financing activities	(3,224,540)	8,576,860
Effect of foreign currency translation on cash and cash equivalents	(12,102)	(105,252)
Net (decrease) increase in cash and cash equivalents	(10,534,083)	3,984,486
Cash and cash equivalents - beginning of period	12,579,087	324,855
Cash and cash equivalents - end of period	$2,045,004	$4,309,341
Supplemental disclosures for cash flow information
Cash paid for :-
Interest	$289,774	$141,480
Income taxes	$-	$322,232

See Notes to Condensed Consolidated Financial Statements

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information

BTHC VIII, Inc. (“Company”) was formed on June 30, 2006, and incorporated on August 7, 2006, in accordance with the laws of the State of Delaware to effect the reincorporation of BTHC VIII, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below.

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

The Company ended its development stage pursuant to the reorganization detailed in note 2 to the condensed consolidated financial statements.

2.	Reorganization

On June 30, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Megaway International Holdings Limited, a British Virgin Islands corporation ("Megaway"), and its sole shareholder, Wisetop International Holdings Limited, a British Virgin Islands corporation ("Wisetop"). Pursuant to the Share Exchange Agreement, Megaway became a wholly-owned subsidiary of the Company and Wisetop was issued 14,800,000 shares of the Company's Common Stock, which, after giving effect to the Cancellation Agreement disclosed below, constituted 92.5% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement, in exchange for 100% of the issued and outstanding shares of Megaway.

Megaway was dormant since its incorporation until it acquired 100% of the outstanding capital stock of Star Wealth International Holdings Limited ("Star Wealth"), a Hong Kong corporation on May 5, 2009. Star Wealth was also dormant since its incorporation until it acquired 100% of the equity interest of Siping City Juyuan Hanyang Plate Heat Exchanger Co., Ltd. (“Siping Juyuan”), a PRC corporation, on May 10, 2009.

On May 10, 2009, Star Wealth entered into an equity transfer agreement with all of the shareholders of Siping Juyuan to acquire their entire interests in Siping Juyuan at a total cash consideration of RMB60,000,000 ($8,795,075). The equity transfer agreement was approved by PRC local government on May 31, 2009.

Siping Juyuan has a 75% directly owned subsidiary, Beijing Juyuan Hanyang Heat Exchange Equipment Co. Ltd (“Beijing Juyuan”).

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

2.	Reorganization (Cont’d)

As a condition precedent to the consummation of the Share Exchange Agreement, on June 30, 2009 the Company entered into a cancellation agreement, or the Cancellation Agreement, with Mr. Gerald Pascale, who is the major stockholder of the Company immediately before the Share Exchange Agreement and served as the Company’s sole director and officer from February 12, 2009 until June 30, 2009 when he was replaced by Guohong Zhao (“Mr. Zhao”), a founder of Siping Juyuan, whereby Mr. Pascale agreed to the cancellation of 4,805,387 shares of the Company’s common stock owned by him.

Mr. Zhao was appointed as the Company’s director and chief executive officer effective upon the closing of the above reverse acquisition. In addition, the Company’s executive officers were replaced by the executive officers of Siping Juyuan upon the closing of the reverse acquisition.

On June 30, 2009, Mr. Zhao entered into an option agreement with Ms. Jinghua Zhao, the sole shareholder of Wisetop, pursuant to which Mr. Zhao was granted an option, exercisable after 180 days, to acquire all of the equity interests of Wisetop owned by Ms. Jinghua Zhao at an exercise price of $3,246,160. This option expires on June 30, 2011.

Also on June 30, 2009, Wisetop entered into separate option agreements with the other original stockholders of Siping Juyuan, pursuant to which such stockholders were granted options, exercisable after 90 days, to purchase an aggregate of 10,240,786 shares of the Company’s common stock owned by Wisetop at total exercise price of $7,291,440. These options also expire on June 30, 2011.

After Mr. Zhao and the other original stockholders exercise these options, they will be the Company’s controlling stockholders holding 92.5% equity interest.

3.	Description of business

The Company is a holding company whose primary business are conducted through its subsidiaries, namely Siping Juyuan which is located in the Jilin Province and Beijing Juyuan which is located in Beijing City of the PRC. The Company is engaged in the manufacturing and trading of plate heat exchangers and various related products.

Siping Juyuan was established in the People’s Republic of China (the “PRC”) on May 31, 2006 following the division (the “Division”) of Siping City Juyuan Heat Exchange Equipment Co., Ltd. (“Old Juyuan Company”) into three companies, namely Siping Juyuan, Siping City Juyuan Heat Exchange Equipment Co., Ltd. (“New Juyuan Company”) and Siping City Juyuan Hanyang Pressure Vessels Co., Ltd (“Juyuan Hanyang Pressure Vessels”).

4.	Basis of presentation

After the consummation of the reorganization detailed in note 2 above, Mr. Zhao and the other original stockholders of Siping Juyuan maintain control over Siping Juyuan by virtue of the option agreements. Accordingly, accounting for recapitalization is adopted for the preparation of these condensed consolidated financial statements. These financial statements, issued under the name of the Company, represent the continuation of the financial statements of Siping Juyuan.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

4.	Basis of presentation (Cont’d)

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes thereto of Siping Juyuan for the year ended December 31, 2008 filed with the SEC in the Company’s current report on Form 8-K on July 7, 2009.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three- and six-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

In accordance with FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, the noncontrolling interest is presented outside stockholders’ equity. Certain 2008 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

The Company has conducted the subsequent events review through August 14, 2009, the date these financial statements were filed with the SEC, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

5.	Summary of significant accounting policies

Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of June 30, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

5.

Summary of significant accounting policies (Cont’d)

Concentration of credit risk (cont’d)

During the reporting periods, customers represented 10% or more of the Company’s consolidated sales revenue are:

	Six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

New Juyuan Company	$-	$3,014,247
Customer A	-	2,788,308
Customer B	-	2,422,797
	$-	$8,225,352

As of June 30, 2009 and December 31, 2008, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective for the fiscal year beginning after December 15, 2008. The new standard has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of SFAS No. 160, the noncontrolling interests’ equity was included in other long-term liabilities in the condensed consolidated balance sheets. Upon the adoption of SFAS 160, the noncontrolling interest is presented outside stockholders’ equity.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance became effective for the fiscal year beginning after December 15, 2008. The adoption of SFAS 141 (Revised) had no material impact on the Company’s financial statements.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal year beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS 161 had no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In April 2009, the FASB issued three FSP to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these three FSP had no material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”. SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 had no material impact on the Company’s financial statements.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets”. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will not have a material impact on the Company’s financial statement upon adoption.

6.	Restricted cash

	June 30,	December 31,
	2009	2008
	(Unaudited)

Bank deposits held as collateral for bills payable	$-	$733,500
Bank deposits held as collateral for performance bonds issued by the banks to customers	1,316,635	860,340
	$1,316,635	$1,593,840

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

6.	Restricted cash (Cont’d)

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 100% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity.

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

7.	Trade receivables, net

	June 30,	December 31,
	2009	2008
	(Unaudited)

Trade receivables	$12,025,590	$7,267,844
Less : Allowance for doubtful accounts	(522,684)	(422,560)
	$11,502,906	$6,845,284

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2009 and 2008 is as follows :-

	Six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Balance at beginning of period	$422,560	$59,296
Addition of bad debt expense, net	100,748	15,718
Translation adjustments	(624)	4,255
Balance at end of period	$522,684	$79,269

8.	Other receivables, prepayments and deposits

	June 30,	December 31,
	2009	2008
	(Unaudited)

Other receivables	$70,683	$267,444
Advances to staff	1,530,581	822,414
Prepayments for purchase of raw materials	6,623,234	489,480
Deposits for public bid	679,585	614,787
	$8,904,083	$2,194,125

The advances to staff mainly represent staff drawings for handling selling and logistic activities for the Company in the ordinary course of business.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

9.	Inventories

	June 30,	December 31,
	2009	2008
	(Unaudited)

Raw materials	$3,403,926	$4,587,353
Work-in-progress	4,140,260	5,936,635
Finished goods	2,429	288,523
	$7,546,615	$10,812,511

No provision for obsolete inventories was recognized during the six months ended June 30, 2009 and 2008.

10.	Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

HK

Star Wealth was incorporated in Hong Kong and subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong tax has been made as the Company has no taxable income during the reporting periods.

PRC

Pursuant to the new China enterprise income tax (“EIT”) law, commencing from January 1, 2008, Siping Juyuan and Beijing Juyuan were subject to PRC EIT at the statutory rate of 25%.

As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% (“Preferential Tax Rate”). Beijing Juyuan, being a Sino-foreign joint venture enterprise, was entitled to two years’ EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in the fiscal year of 2008 and Beijing Juyuan was subject to EIT at the rate of 0% during the reporting periods.

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan refund of value-added tax paid during the reporting periods (Note 16).

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

11.	Property, plant and equipment, net

	June 30,	December 31,
	2009	2008
Cost	(Unaudited)
Buildings	$3,541,423	$3,546,258
Plant and machinery	2,332,084	2,314,755
Motor vehicles	348,603	349,079
Office equipment	285,511	237,226
	6,507,621	6,447,318
Accumulated depreciation	(1,582,981)	(1,228,587)
Construction in progress	904,189	646,928
Net	$5,828,829	$5,865,659

During the reporting periods, depreciation is included in :-

	Six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cost of sales and overheads of inventories	$166,069	$157,628
Research and development expenses	79,507	76,942
Administrative expenses	110,664	104,543
	$356,240	$339,113

As of June 30, 2009 and December 31, 2008, buildings and plant and machinery with net book value of $1,888,967 and $2,053,270 were pledged as collateral under certain loan arrangements (Note 13).

12.	Other payables and accrued expenses

	June 30,	December 31,
	2009	2008
	(Unaudited)

Accrued audit fee	$17,727	$117,360
Receipt in advance from customers	7,190,351	9,219,881
Pension payable	208,005	133,134
Salaries payable	186,371	136,195
VAT tax payable	1,124,911	77,062
Other payables and accrued expenses	2,669,698	2,105,520
	$11,397,063	$11,789,152

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

12.	Other payables and accrued expenses (Cont’d)

Included in other payables as of June 30, 2009 and December 31, 2008 was an amount of $1,069,450 and $1,070,910 respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project. The project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

13.	Short-term bank loans

	June 30,	December 31,
	2009	2008
	(Unaudited)

Secured bank loans	$1,387,355	$1,389,249
Unsecured bank loans	95,225	3,029,355
	$1,482,580	$4,418,604

All bank loans are repayable within one year and carry annual interest at 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company :-

	June 30,	December 31,
	2009	2008
	(Unaudited)

Property, plant and equipment (Note 11)	$1,888,967	$2,053,270
Land use rights	557,075	563,657
	$2,446,042	$2,616,927

As of June 30, 2009, the unsecured bank loans were secured by bank deposits of a director of Siping Juyuan.

As of December 31, 2008, the unsecured bank loans included (i) a loan of $2,934,000 that was guaranteed by Mr. Zhao and his spouse, an original stockholder of Siping Juyuan and her spouse, New Juyuan Company, Juyuan Hanyang Pressure Vessels and a third party; and (ii) a loan of $95,355 that was secured by bank deposits of a director of the Company.

Each of the aforementioned individuals and companies did not receive any compensation for pledging their assets or acting as guarantors for the Company.

During the reporting periods, there was no covenant requirement under the bank loans granted to the Company.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

14.	Long-term loan

The loan is borrowed from a non-financial institution, bearing interest at an annual rate of 106% of the benchmark rate of the PBOC for three-year to five-year long-term loans and guaranteed by a third party.

The Company paid a counter guarantee of $205,100 and $205,380 as of June 30, 2009 and December 31, 2008 respectively to the non-financial institution.

Maturities of the loan as of June 30, 2009 are as follows :-

Fiscal years ending on June 30,

2010	$1,172,000
2011	1,758,000
2012	732,500
$3,662,500

15.	Common stock

On June 30, 2009, the Company issued 14,800,000 common shares at par value of $0.001 each to the then stockholders of Megaway in exchange of 100% of the outstanding capital stock of Megaway.

The common stock reflects the recapitalization as if it occurred as of the beginning of the first period presented.

16.	Other income

	Three months ended June 30,		Six months ended June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Refund of value-added tax under Tax Concession	$74,845	$59,075	$156,891	$131,557
Other income	-	207	-	14,184
	$74,845	$59,282	$156,891	$145,741

17.	Earnings (loss) per share

During the reporting periods, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the recapitalization as if it occurred as of the beginning of the first period presented.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

18.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of income and comprehensive income. The Company contributed $122,744 and $95,511 for the six months ended June 30, 2009 and 2008 respectively.

19.	Commitments and contingencies

Capital commitment

As of June 30, 2009 and December 31, 2008, the Company had capital commitments amounting to $512,750 and $714,722 respectively, in respect of the construction of the Company’s campus and factory which were contracted for but not provided in the financial statements.

Contingencies

As of June 30, 2009 and December 31, 2008, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

In accordance with SFAS No. 5, the Company records a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. The Company’s loss is possible but not known or probable, accordingly no liability in respect of this undertaking was recognized as of June 30, 2009 and December 31, 2008. The Company believes that a reasonable estimate of the possible loss ranged from $nil to $1,624,000 as of June 30, 2009 (as of December 31, 2008: $nil to $6,377,000).

20.	Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

20.	Segment information (Cont’d)

The Company’s sales revenues by products for the six months ended June 30, 2009 and 2008 were as follows :-

	Six months ended June 30,
	(unaudited)
	2009	%	2008	%

Plate heat exchanger	$9,690,436	68	$9,042,138	86
Heat exchange unit	1,137,330	8	414,756	4
Air-cooled heat exchanger	676,477	5	597,037	6
Shell-and-tube heat exchanger	1,761,800	12	281,946	2
Others	1,059,644	7	227,083	2
	$14,325,687	100	$10,562,960	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

21.	Related party transactions

Apart from the transactions as disclosed in notes 13 and 19 to the condensed consolidated financial statements, the Company entered into the following transactions with the following related parties during the reporting periods :-

	Six months ended June 30,
	(unaudited)
	2009	2008

Sales of finished goods and raw materials to New Juyuan Company	$-	$2,007,028
Purchase of finished goods and raw materials from New Juyuan Company	$-	$128,070
Purchase of finished goods and raw materials from Juyuan Hanyang Pressure Vessels	$-	$283,007

The Company has advised that the terms obtained and consideration paid in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

After Mr. Zhao and his spouse’s disposal of their interest in New Juyuan Company and Juyuan Hanyang Pressure Vessels in May 2008 and March 2008 respectively, the transactions entered into by the Company with New Juyuan Company and Juyuan Hanyang Pressure Vessels were treated as transactions with unrelated parities and therefore were not included in the above figures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding our intent, belief or expectation or the intent, belief or expectation of our directors or officers with respect to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Current Report on Form 8-K filed on July 7, 2009, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities and Exchange Commission (the “SEC”) since the filing date of our Current Report on Form 8-K filed on July 7, 2009.

     Although these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.

     The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated results of operations for the three and six month periods ended June 30, 2009 and 2008.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

  “Beijing Juyuan” refers to Beijing Juyuan Hanyang Heat Exchange Equipment Co., Ltd., a PRC corporation and our indirect, 75%-owned subsidiary;

  “BTHC,” “the Company,” “we,” “us,” or “our,” refers to the combined business of BTHC VIII, Inc., and its wholly-owned subsidiaries, Megaway, Star Wealth, Siping Juyuan and our 75%-owned subsidiary Beijing Juyuan, but do not include the stockholders of BTHC;

  “BTHC” refers to BTHC VIII, Inc.;

  “BVI” refers to the British Virgin Islands;

  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

  “Megaway” refers to Megaway International Holdings Limited, a BVI company and our direct, wholly-owned subsidiary, and/or its direct and indirect subsidiaries, as the case may be;

  “RMB” refers to Renminbi, the legal currency of China;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “Siping Juyuan” refers to Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  “Star Wealth” refers to Star Wealth International Holdings Limited, a Hong Kong company and our indirect, wholly-owned subsidiary;

  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and

  “Wisetop” refers to Wisetop International Holdings Limited, a BVI company.

Our Company History

Background and History of BTHC

BTHC was organized on August 7, 2006 as a Delaware corporation to effect the reincorporation of BTHC VIII, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below. In accordance with the confirmed plan of reorganization, BTHC’s business plan was to seek to identify a privately-held operating company desiring to become a publicly held company by merging with BTHC through a reverse merger or other acquisition transaction. On June 30, 2009, in accordance with our business plan, we completed the acquisition of Megaway pursuant to a share exchange agreement with Megaway and its stockholders. As a result of this acquisition, we are no longer a shell company.

In September 1999, Ballantrae Healthcare LLC and affiliated limited liability companies including BTHC VIII, LLC (collectively Ballantrae) were organized for the purpose of operating nursing homes throughout the United States. Although Ballantrae continued to increase the number of nursing homes it operated and in June 2000 had received a substantial equity investment, it was unable to achieve profitability. During 2001 and 2002, Ballantrae continued to experience severe liquidity problems and did not generate enough revenues to cover its overhead costs. Despite obtaining additional capital and divesting unprofitable nursing homes, by March, 2003, Ballantrae was out of cash and unable to meet its payroll obligations.

On March 28, 2003, Ballantrae filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 29, 2004, the bankruptcy court approved the First Amended Joint Plan of Reorganization, or the Plan, as presented by Ballantrae, its affiliates and their creditors. On August 16, 2006, pursuant to the Plan, BTHC VIII, LLC was merged into BTHC.

Halter Financial Group, Inc. or HFG, participated with Ballantrae and their creditors in structuring the Plan. As part of the Plan, HFG provided $76,500 to be used to pay professional fees associated with the Plan confirmation process. HFG was granted an option to be repaid through the issuance of equity securities in 17 of the reorganized Ballantrae entities, including BTHC. HFG exercised the option, and as provided in the Plan, 70% of BTHC’s outstanding common stock, or 420,000 shares, were issued to HFG, in satisfaction of HFG’s administrative claims. The remaining 30% of BTHC’s outstanding common stock, or 180,528 shares, were issued to 581 holders of administrative and tax claims and unsecured debt. The 600,528 shares, or Plan Shares, were issued pursuant to Section 1145 of the Bankruptcy Code.

Effective August 16, 2006, HFG transferred its 420,000 Plan Shares to Halter Financial Investments L.P., or HFI, a Texas limited partnership controlled by Timothy P. Halter. Mr. Halter also served as our sole officer and director from our formation on August 7, 2006 until February 12, 2009, when he was replaced by Gerard Pascale.

We were subject to the jurisdiction of the bankruptcy court until we consummated the exchange transaction described below with Sino-America Ventures, Inc. in February 2009. As we timely consummated a merger or acquisition with a qualifying entity, we filed a certificate of compliance with the bankruptcy court which stated that the requirements of the Plan had been met, resulting in the discharge to be deemed granted. Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order became effective.

Exchange Transaction with SAV

On February 12, 2009, we entered into a share exchange agreement, or the Exchange Agreement, with Sino-America Ventures, Inc., or SAV, a Delaware corporation, and the sole stockholder of LAV, Mr. Gerard Pascale. Pursuant to the Exchange Agreement, Mr. Pascale transferred 100% of the issued and outstanding shares of the capital stock of SAV to us in exchange for 5,404,800 newly issued shares of our common stock that constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, Mr. Pascale became our controlling stockholder and SAV became our subsidiary. In connection with the Exchange Agreement, our sole director and officer, Timothy P. Halter, resigned and was replaced by Mr. Pascale as our sole director and officer.

SAV was organized on February 10, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company desiring to become a publicly held company by combining through a reverse merger or acquisition transaction. SAV was dissolved on May 22, 2009.

Background and History of Megaway and its Subsidiaries

Megaway was incorporated in the British Virgin Islands on April 8, 2009. Megaway is a holding company that has no operations or assets other than its ownership of all of the capital stock of Star Wealth. Star Wealth was incorporated in Hong Kong on March 25, 2009. Star Wealth is also a holding company that has no operations or assets other than its ownership of all of the equity interests of Siping Juyuan. Siping City Juyuan Heat Exchange Equipment Co., Ltd., or Old Juyuan, the predecessor of Siping Juyuan, was first incorporated in China in December 1998. In May 2006, Old Juyuan was divided into three individual enterprises, including Siping Juyuan. Siping Juyuan carried on the major business of Old Juyuan while the other two enterprises gradually ceased operation. Mr. Guohong Zhao, our Chairman, Chief Executive Officer and President, is the founder of Old Juyuan. All of our manufacturing operations are conducted through Siping Juyuan. Siping Juyuan has a term from May 31, 2009, the date the acquisition by Star Wealth of 100% of the equity interest in Siping Juyuan was approved by the Economic Technology Cooperation Bureau of Jilin Province and Siping Juyuan became a wholly-foreign owned enterprise, through June 7, 2029. If Siping Juyuan wants to extend its operating period, it may submit an application to the Economic Technology Cooperation Bureau of Jilin Province for an extension 180 days before the term expires. The Economic Technology Cooperation Bureau of Jilin Province should inform Siping Juyuan its decision to approve or disapprove the extension within thirty days from the date of the application. Siping Juyuan owns 75% of the equity interests of Beijing Juyuan, which is solely engaged in the sales of Siping Juyuan’s products, and carries no production activities.

Acquisition of Megaway

On June 30, 2009, we completed a reverse acquisition transaction with Megaway whereby we issued to Wisetop, the sole shareholder of Megaway, 14,800,000 shares of our common stock in exchange for all of the issued and outstanding capital stock of Megaway. Megaway thereby became our wholly owned subsidiary and Wisetop became our controlling stockholder. In connection with our reverse acquisition of Megaway, we entered into the Cancellation Agreement with Mr. Gerald Pascale, whereby Mr. Pascale agreed to the cancellation of 4,805,387 shares of our common stock owned by him.

Upon the closing of the reverse acquisition, Mr. Gerard Pascale, our sole director and officer, submitted a resignation letter pursuant to which he resigned from all offices that he held effective immediately and from his position as our director that will become effective on July 10, 2009. Guohong Zhao was appointed as our director effective upon the closing of the reverse acquisition. In addition, our executive officers were replaced by the Siping Juyuan executive officers upon the closing of the reverse acquisition as indicated in more detail below.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Megaway as the acquirer and BTHC as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Megaway on a consolidated basis unless the context suggests otherwise.

We plan to reincorporate into the State of Nevada and in connection with the reincorporation to change our name from “BTHC VIII, Inc.” to “THT Heat Transfer Technology Co., Ltd.” to reflect the current business of our company, which changed as a result of our acquisition of Megaway.

Overview of Our Business

Overview of Chinese Heat Exchange Industry

A heat exchanger is a device built for efficient heat transfer from one medium to another. It is widely used in various industries including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding.

According to “China Heat Exchanger Industry Report” (hereinafter referred to as the “Industry Report”) issued by Zero Power Intelligence Co., Ltd., an independent market research firm in China, the world heat exchanger market has grown significantly in the past several years. The global sales value of heat exchangers grew from US$29.7 billion in 2005 to US$38.6 billion in 2008, representing a growth of 30%, and is expected to grow to US$55.3 billion in 2012, representing a growth of 43% in the four-year period from 2009 to 2012.

Source: “China Heat Exchanger Industry Report”, Zero Power Intelligence Co., Ltd.

According to the Industry Report, China has become the second largest market and one of the fastest growing markets for heat exchangers. The sales value of heat exchangers in China grew from US$3.2 billion in 2005 to US$5.4 billion in 2008, representing a growth of 70%, and is expected to grow to US$ 11.0 billion in 2012, representing a growth of 106% in the four-year period from 2009 to 2012.

Source: “China Heat Exchanger Industry Report”, Zero Power Intelligence Co., Ltd.

Growth of the Chinese Heat Exchange Industry

We anticipate that growth in the Chinese heat exchanger industry will mainly be driven by the following factors:

Fast economic growth in China

According to Chinese Academy of Social Sciences, Chinese GDP is expected to grow 9% in 2009, which is one of the fastest in the world. Heat exchangers are widely used in various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical, and shipbuilding, therefore the heat exchanger market benefits from the overall economy growth.

Growing Energy Needs

Fast growing economics require more energy. In pace with the rising needs in energy, more and more power plants are being constructed. Heat exchangers are widely used in the closed circulation system of thermal power plants, nuclear reactor heat exchange systems and regular water cooling systems of nuclear power plants. According to State Electricity Regulatory Commission, the energy investment in China was US$ 84 billion in 2008 and is expected to grow at compound annual growth rate of 10% till 2013. The Chinese government plans to spend a total of US$ 66 billion in nuclear power plant construction over the period from 2008 to 2022. By 2020, altogether 23 million-KW level nuclear power plants will be constructed. In 2009, 5 new nuclear power plants have started construction in Zhejiang, Shandong, Guangdong and Hainan province.

Environmental Protection

New environmental rules and regulations have helped reduce emissions and energy consumption. The Chinese government and other countries’ governments encourage investments to reduce energy consumption and emission. In many applications, industry buyers tend to use heat exchangers instead of simple cooling systems in consideration of both efficiency and energy savings. In 2008, investment in energy savings and reducing emissions in China was US$4,010 million and is expected to grow at compound annual growth rate of 17% by 2012.

Fast Pace Urbanization

District heating systems are required in cities in northern part of China, which are experiencing fast urbanization. Heat exchangers are an important part of district heating systems. Also, HVAC (Heating, Ventilation and Air Conditioning), which is essential to buildings, requires installation of heat exchangers. In 2008, the HVAC market in China was US$4,560 million and according to a research report by China Merchant Securities, is expected to grow at compound annual growth rate of 25% by 2012.

Shipbuilding Rise

Sea transportation remains China’s most important transportation method and we expect that sea transportation will continue to grow due to continued globalization. To satisfy the need for more sea transportation, more ships are required to be built. Heat exchangers are installed in engine cooling systems and air-conditioner systems of every ship. China has become a strong player in shipbuilding. In 2008, China accounted for 36% of shipbuilding orders worldwide, according to a shipbuilding industry report issued by UBS. In 2010, China is expected to deliver 77.1 million DWT (Deadweight Tonnage) of new ships, representing a compound annual growth rate of 51% from 2006.

Competition

The heat exchanger market in China is very segmented and competitive. There are over 1,500 heat exchanger manufacturers in China, most of which are relatively small in size. As a leading heat exchanger manufacturer in China, we mainly face competition from the leading domestic players including SmartHeat, Shanghai Accessen and Lanzhou Lanshi, as well as the leading international players including Alfa Laval and Aluminium Plant & Vessel Company Limited, or APV, who have a presence in China.

An analysis of our major competitors is set out below:

  Alfa Laval is the largest plate heat exchanger manufacturer in the world as well as in China. Alfa Laval has the broadest range of products covering application in almost all applicable industries. Since it also produces other industrial products like separators, Alfa Laval is also able to provide customers with integrated solutions that include heat exchangers and other industrial products. In the shell-and-tube heat exchangers market, Alfa Laval is especially strong at providing products to the food and beverage industry and the pharmaceutical industry. Alfa Laval is our key competitor in almost all industries. As compared to Alfa Laval, we are able to provide products of similar quality at a lower price.

  APV is one of the earliest plate heat exchanger manufacturers in the world. It was founded by Dr. Richard Seligman, who made the first plate heat exchanger, in 1910. In 2008, APV was acquired by SPX, a multi-national company listed on the New York Stock Exchange. APV is especially strong in providing solutions and products for the power industry. As compared to APV, we have a broader range of products and larger production capacity and sales volume in China.

  SmartHeat, Inc. is a Chinese manufacturer of heat exchangers that is listed on NYSE AMEX. Its production facility is located in Shenyang, Northeast China. SmartHeat manufactures and sells plate heat exchangers, heat exchanger units and heat meters. It used to be the OEM service provider of Sondex, the Denmark manufacturer of plate heat exchangers, who is an especially strong competitor in the oil and gas industry. SmartHeat is also more experienced at producing heat exchanger units but produces no shell-and-tube heat exchangers. As compared to SmartHeat, we believe that we have stronger research and development capabilities and have a broader range of products. We also believe that we have a longer track record in the industry than SmartHeat.

  Shanghai Accessen is a Chinese manufacturer of heat exchangers. Its production facility is located in Shanghai, China. It started to produce and sell plate heat exchangers and heat exchanger units under its own brand in 2002. It does not produce shell-and-tube heat exchangers. As compared to Accessen, we believe that we have stronger research and development capabilities and broader range of products. We also believe that we have a longer track record in the industry and we are much larger than Accessen in terms of production capacity and sales volume.

  Lanzhou Lanshi is a Chinese manufacturer of heat exchangers. Its production facility is located in Lanzhou, Northwest China. It manufactures and sells plate heat exchangers and heat exchanger units. Lanzhou Lanshi caters to the alumina production market. As compared to Lanshi, we believe that we have stronger research and development capabilities and a broader range of products. We are also much larger than Lanshi in terms of production capacity and sales volume.

Second quarter Financial Performance Highlights

     During the second quarter of 2009, we focused primarily on analyzing the needs of our customers, providing optimized design based on analysis and simulation, offering high quality heat exchange products, and continuously assisting our customers in improving heat exchange process.

The following are some financial highlights for the second quarter of 2009:

  Sales Revenue: Sales revenue increased $5.87 million, or 137.63%, to $10.13 million for the second quarter of 2009 from $4.26 million for the same period last year.

  Gross Profit Margin: Gross profit margin was 44.18% for the second quarter of 2009, compared with 27.32% for the same period in 2008.

  Net Income: Net income was $1.95 million for the second quarter of 2009, compared with a net loss of $0.19 million for the same period of last year.

  Fully diluted net income per share: Fully diluted net income per share was $0.13 for the second quarter of 2009, compared with net loss per share of $0.01 for the same period last year.

Results of Operations

Results of operations for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008.

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

	Three Months Ended
	June 30,
	(unaudited)
	2009	2008	$	Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$$10,130	$4,263		5,867	137.63%
Cost of sales	5,654	3,098		2,556	82.50%
Gross profit	4,476	1,165		3,311	284.21%
Operating expenses:
Research and development expenses	174	203		(29)	(14.29)%
Selling expenses	1,148	745		403	54.09%
Administrative expenses	846	387		459	118.60%
Total operating expenses	2,168	1,335		833	62.40%
Income (loss) from operations	2,307	(170)		2,477	(1,457.06)%
Interest income	5	2		3	150.00%
Interest expenses	(131)	(77)		(54)	(70.13)%
Other income	75	59		16	27.12%
Income (loss) before income taxes	2,256	(186)		2,442	(1,313.00)%
Income taxes	(308)	(7)		(301)	4,300.00%
Net income (loss) before noncontrolling interests	1,948	(193)		2,141	(1,109.33)%
Net (income) loss attributable to noncontrolling interests	(0)	93		(93)	(99.73)%
Net income (loss) attributable to BTHC VIII, Inc. common stockholders	1,948	(100)		2,048	(2,048.00)%

Sales Revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased $5.87 million, or 137.63%, to $10.13 million for the three months ended June 30, 2009 from $4.26 million for the same period in 2008. The increase was mainly attributable to the strong growth in market demand driven by the fast economic growth in China and our strengthened sales efforts to seize larger market share. Although we experienced temporary slowdown in our sales growth during the fourth quarter of 2008 and the first quarter of 2009 when some of our customers who were impacted by the worldwide economic crisis requested for late delivery of our products, our sales has resumed growth in the second quarter of 2009 as the economic crisis was eased.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, accessories, utilities, labor and overhead. Our cost of sales increased $2.56 million, or 82.50%, to $5.65 million for the three months ended June 30, 2009 from $3.10 million during the same period in 2008. The increase was mainly attributable to the significant increase in our sales volume in the second quarter of 2009.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased $3.31 million, or 284.21%, to $4.48 million for the three months ended June 30, 2009 from $1.17 million for the same period in 2008. Gross profit as a percentage of sales revenue was 44.19% for the three months ended June 30, 2009, as compared to 27.33% during the same period in 2008. The improvement of our gross profit margin was mainly attributable to our efforts to optimize our product mix and the drop in purchase price of our major raw material, steel plates, in the second quarter of 2009.

Administrative Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional service fees. Our administrative expenses increased $459,000, or 118.60%, to $846,000 for the three months ended June 30, 2009 from $387,000 for the same period in 2008. The increase was mainly attributable to the expansion of our management team and administrative personnel to support our strong business growth.

Research and Development Expenses. Our research and development expenses consist of the costs associated with R&D personnel and expense in R&D projects. Our R&D expenses decreased $29,000, or 14.29%, to $174,000 for the three months ended June 30, 2009 from $203,000 for the same period in 2008. The decrease was mainly because we carried out less R&D projects in the second quarter of 2009 in accordance with our R&D plan.

Selling Expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased $403,000, or 54.09%, to $1.15 million for the three months ended June 30, 2009 from $745,000 for the same period in 2008. The increase was mainly attributable to the expansion of our sales force and the establishment of sales offices to support our strong business growth.

Total Operating Expenses. Our total expenses increased $833,000, or 62.40%, to $2.17 million for the three months ended June 30, 2009 from $1.34 million for the same period in 2008.

Income (Loss) before Income Taxes. Income before income taxes was $2.26 million for the three months ended June 30, 2009, compared with loss before income taxes of $186,000 for the same period in 2008. The increase of income before income tax was mainly attributable to the increase of gross profit which more than offset the increase of total expenses. Income before income taxes as a percentage of sales revenue increased to 22.27% for the three months ended June 30, 2009, as compared to -4.36% for the same period in 2008 due to the factors described above.

Income Taxes. Our income taxes increased to $308,000 during the three months ended June 30, 2009 from $7,000 during the same period in 2008.

Net Income (Loss) Before Noncontrolling Interests. Our net income before noncontrolling interests was $1.95 million during the three months ended June 30, 2009, compared with net loss before noncontrolling interests of $0.19 million during the same period in 2008, as a result of the factors described above.

Net (Income) Loss Attributable to Noncontrolling Interests. We have net income attributable to noncontrolling interests of $250 during the three months ended June 30, 2009, compared with net loss of $93,000 attributable to noncontrolling interests during the same period in 2008.

Net Income (Loss) Attributable to BTHC Common Stockholders. Our net income attributable to BTHC common stockholders was $1.95 million during the three months ended June 30, 2009, compared with net loss of $0.1 million during the same period in 2008.

Provision for Income Taxes

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

British Virgin Islands

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Star Wealth was incorporated in Hong Kong and subject to Hong Kong profits tax at a tax rate of 16.5% . No provision for Hong Kong tax has been made as the Company has no taxable income during the reporting periods.

PRC

A company registered in China is subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the People’s Republic of China effective before January 1, 2008, income tax was generally payable by enterprises at a rate of 33% of their taxable income.

In 2007, China passed the New EIT Law and its implementing rules, both of which became effective on January 1, 2008. The New EIT Law significantly curtails tax incentives granted to foreign-invested enterprises under the previous law. The New EIT Law, however, (i) reduces the statutory rate of enterprise income tax from 33% to 25%, (ii) permits companies to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules, and (iii) introduces new tax incentives, subject to various qualification criteria.

Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries described above. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries, but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors — Risks Related to Doing Business in China — Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

Prior to January 2008, the Siping Juyuan and Beijing Juyuan were subject to PRC statutory enterprise income tax, or EIT, at the rate of 30% for national tax plus 3% for local tax.

Siping Juyuan was entitled to a special tax concession, or the Tax Concession, because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession decreased the Siping Juyuan’s EIT liability in the year ended December 31, 2007 and entitled Siping Juyuan to a refund of value-added tax paid in the years ended December 31, 2008 and 2007 and in the periods for the three and six months ended June 30,2009.

Beijing Juyuan, being a sino-foreign joint venture enterprise, was entitled to two years’ EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years, or the Tax Holiday. The Tax Holiday commenced in the fiscal year of 2008.

Pursuant to the new EIT law, commencing from January 1, 2008, Siping Juyuan and Beijing Juyuan were subject to PRC EIT at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15%. Beijing Juyuan was subject to EIT at the rate of 0% during the Tax Holiday.

We incurred income taxes of $308,000 for the period ended June 30, 2009, an increase of $301,000 or 4300% from the taxes we incurred in the same 2008 period, which were $7,000. This increase in taxes was more than offset by our higher revenues and operating profits.

Foreign Currency Translation Gains

Exchange Rates

The financial records of Siping Juyuan and Beijing Juyuan are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

We had a foreign currency translation loss of $1,000 for the three month period ended June 30, 2009 as compared with $152,000 currency translation gain in the same period ended June 30, 2008. We use period-end exchange rates in translating our assets and liabilities denominated in Renminbi into U.S. dollars and average exchange rates for the period to translate our income and expenses. At June 30, 2009, the period end exchange rate was RMB1 to US$0.14650 and the average exchange rate for the period was RMB1 to US$0.14659. At June 30, 2008, the period end exchange rate was RMB1 to US$0.1459 and the average exchange rate for the three months ended June 30, 2008 was RMB1 to US$0.1450. The average exchange rate for second quarter in 2009 compared with second quarter in 2008 (RMB1 to US$0.14659 and RMB1 to US$0.1450, respectively) increased approximately [1.10]% .

Our sales revenue increased by RMB 39.71 million or 135.04% compared with the same period in 2008 and our operating expenses increased by RMB 5.58 million or 60.64% compared with the same period in 2008. As the Renminbi increased in value against the U.S. dollar during the period, our reported sales revenues and operating expenses were affected, increasing 137.63% and 62.40%, respectively, in U.S. dollar terms, as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2009			2008			Change		%
	US$	Average	RMB	US$	Average	RMB	US$	RMB	US$	RMB
		Rate			Rate
Revenue	10,130	1:0.14659	69,103	4,263	1:0.1450	29,400	5,867	39,703	137.63%	135.04%
Total operating expenses	2,168	1:0.14659	14,790	1,335	1:0.1450	9,207	833	5,583	62.40%	60.64%

Results of operations for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

	Six Months Ended
	June 30,
	(unaudited)
	2009	2008	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$14,326	10,563	3,763	35.62%
Cost of sales	8,074	7,925	149	1.88%
Gross profit	6,252	2,638	3,614	137.00%
Operating expenses:
Research and development expenses	362	300	62	20.67%
Selling expenses	1,992	1,207	785	65.04%
Administrative expenses	1,387	728	659	90.52%
Total operating expenses	3,741	2,235	1,506	67.38%
Income from operations	2,511	403	2,108	523.08%
Interest income	11	3	8	266.67
Interest expenses	(290)	(141)	(149)	105.67%
Other income	157	146	11	7.53%
Income before income taxes	2,389	411	1,978	481.27%
Income taxes	(332)	(106)	(226)	213.21%
Net income before noncontrolling interest	2,057	305	1,752	574.43%
Net loss attributable to noncontrolling interests	29	167	(138)	(82.63)%
Net income attributable to BTHC VIII, Inc. common stockholders	$2,086	472	1,614	(341.95	) %

Sales Revenue. Sales revenue increased $3.76 million, or 35.62%, to $14.33 million for the six months ended June 30, 2009 from $10.56 million for the same period in 2008. The increase was mainly attributable to the strong growth in market demand driven by the fast economic growth in China and our strengthened sales efforts to seize larger market share. Although we experienced temporary slowdown in our sales growth during the fourth quarter of 2008 and the first quarter of 2009 when some of our customers who were impacted by the worldwide economic crisis requested for late delivery of our products, our sales has resumed growth in the second quarter of 2009 as the economic crisis was eased.

Cost of Sales. Our cost of sales increased $149,000, or 1.88%, to $8.07 million for the six months ended June 30, 2009 from $7.93 million during the same period in 2008. The increase was mainly attributable to the increase in our sales volume in the six months ended June 30, 2009.

Gross Profit. Our gross profit increased $3.61 million, or 137.00%, to $6.25 million for the six months ended June 30, 2009 from $2.64 million for the same period in 2008. Gross profit as a percentage of sales revenue was 43.64% for the six months ended June 30, 2009, as compared to 24.97% during the same period in 2008. The improvement of our gross profit margin was mainly attributable to our efforts to optimize our product mix and the drop in purchase price of our major raw material, steel plates, in the first half of 2009.

Administrative Expenses. Our administrative expenses increased $0.66 million, or 90.52%, to $1.39 million for the six months ended June 30, 2009 from $728,000 for the same period in 2008. The increase was mainly attributable to the expansion of our management team and administrative personnel to support our strong business growth.

Research and Development Expenses. Our research and development expenses consist of the costs associated with R&D personnel and expense in R&D projects. Our R&D expenses increased $62,000, or 20.67%, to $362,000 for the six months ended June 30, 2009 from $300,000 for the same period in 2008. The increase was mainly attributable to our continued efforts to strengthen our R&D and increased input in the development of new products.

Selling Expenses. Our selling expenses increased $785,000, or 65.04%, to $1.99 million for the six months ended June 30, 2009 from $1.21 million for the same period in 2008. The increase was mainly attributable to the expansion of our sales force and the establishment of sales offices to support our strong business growth.

Total operating Expenses. Our total operating expenses increased $1.51million, or 67.38%, to $3.74million for the six months ended June 30, 2009 from $2.24 million for the same period in 2008.

Income before Income Taxes. Income before income taxes increased $1.98 million, or 481.27%, to $2.39 million for the six months ended June 30, 2009 from $411,000 for the same period in 2008. The increase of income before income tax was mainly attributable to the increase of gross profit which more than offset the increase of total expenses. Income before income taxes as a percentage of sales revenue increased to 16.68% for the six months ended June 30, 2009, as compared to 3.89% for the same period in 2008 due to the factors described above.

Income Taxes. Our income taxes increased to $332,000 during the six months ended June 30, 2009 from $106,000 during the same period in 2008.

Net Income before noncontrolling interests. Our net income before noncontrolling interests increased $1.75 million, or 574.43%, to $2.06 million during the six months ended June 30, 2009 from $305,000 during the same period in 2008, as a result of the factors described above.

Net Loss Attributable to Noncontrolling Interests. Our net loss attributable to noncontrolling interests was $29,000 during the six months ended June 30, 2009, compared with net loss of $167,000 attributable to noncontrolling interests during the same period in 2008.

Net Income Attributable to BTHC Common Stockholders. Our net income attributable to BTHC common stockholders was $2.09 million during the six months ended June 30, 2009, compared with net income of $472,000 during the same period in 2008.

Foreign Currency Translation Gains

Exchange Rates

We had a foreign currency translation loss of $27,000 for the six month period ended June 30, 2009 as compared with $433,000 currency translation gain in the same period ended June 30, 2008. The decrease of foreign currency translation gain was mainly attributable to the fact that the exchange rate of RMB against USD remained much more stable during the six months ended June 30, 2009 than in the same period of 2008. We use period-end exchange rates in translating our assets and liabilities denominated in Renminbi into U.S. dollars and average exchange rates for the period to translate our income and expenses. At June 30, 2009, the period end exchange rate was RMB1 to US$0.14650 and the average exchange rate for the period was RMB1 to US$0.14657. At June 30, 2008, the period end exchange rate was RMB1 to US$0.1459 and the average exchange rate for the six months ended June 30, 2008 was RMB1 to US$0.14184. The average exchange rate for six months ended June 30,2009 compared with the same period in 2008 (RMB1 to US$0.14657 and RMB1 to US$0.14184, respectively) increased approximately 3.33% .

Our sales revenue increased by RMB 23.27 million or 31% compared with the same period in 2008 and our operating expenses increased by RMB 9.77 million or 61.99% compared with the same period in 2008. As the Renminbi increased in value against the U.S. dollar during the period, our reported sales revenues and operating expenses were affected, increasing 35.62% and 67.38%, respectively, in U.S. dollar terms, as follows:

	Six Months Ended June 30,
(in thousands, except percentages)	2009			2008			Change		%
	US$	Average Rate	RMB	US$	Average Rate	RMB	US$	RMB	US$	RMB

Revenue	14,326	1:0.14657	97,740	10,563	1:0.14184	74,471	3763	23,269	35.62%	31.25%
Total operating expenses	3,741	1:0.14657	25,524	2,235	1:0.14184	15,757	1506	9,767	67.38%	61.99%

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $2.05 million and restricted cash of $1.32 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2009	2008
Net cash used in operating activities	$(6,970)	$(4,427)
Net cash used in investing activities	(327)	(61)
Net cash (used in) provided by financing activities	(3,225)	8,577
Effect of foreign currency translation on cash and cash equivalents	(12)	(105)
Net (decrease) increase in cash and cash equivalents	(10,534)	3,984

Operating Activities

Net cash used in operating activities was $6.97 million for the six months ended June 30, 2009, as compared to $4.43 million net cash used in operating activities for the same period in 2008. The change was mainly attributable to increase in prepayment to our suppliers by $6.14 million for the purchase of raw materials, including titanium steel plates and gaskets in anticipation of an increase in their purchase price.

Investing Activities

Net cash used in investing activities was $327,000 for the six months ended June 30, 2009, as compared to $61,000 net cash used in investing activities for the same period in 2008.

Financing Activities

Net cash used in financing activities was $3.23 million for the six months ended June 30, 2009, as compared to $8.58 million net cash provided by financing activities for the same period in 2008. The change was mainly due to the capital injection of $8.75 million from stockholders of Siping Juyuan in the six months ended June 30, 2008 and the net repayment of bank loans of $3.23 million in the six months ended June 30, 2009.

As of June 30, 2009, the amount, maturity date and term of each of our bank loans are as follows:

(dollars in millions)

Bank	Amount	Maturity Date	Duration
Agriculture Bank of China, Siping Branch	1.483	09/25/2009	1 year

We believe that we maintain good relationships with the various banks we deal with and our current available working capital, after receiving the aggregate proceeds from our planned capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

We are party to several loan agreements, including:

  Commission Loan Agreement, dated July 24, 2008, among Siping Juyuan, Siping City Fu Guo Investment and Development Co., Ltd. and Siping City Credit Association Union, pursuant to which Siping City Credit Association Union, entrusted by Siping City Fu Guo Investment and Development Co., Ltd., provided a loan with a total principal amount of RMB 28,000,000 (approximately $4,102,000). The loan has a term of three years, from June 27, 2008 to June 26, 2011. The initial interest rate is 6% above the lending rate over the term of the loan as published by the PRC; annual interest rate is 8.0136%. The interest rate is adjusted on June 21 of every year; the adjusted interest rate is 6.00% above the then benchmark interest rate of the same category over the term of the loan as published by the PRC. As of June 30, 2009, we had repaid RMB 3,000 000 (approximately $439,500). The loan balance of RMB 25,000,000 (approximately $3,662,500) has not yet been repaid.

  Loan Agreement, dated September 27, 2008, between Siping Juyuan and Siping Branch of Agriculture Bank of China, pursuant to which Siping Branch of Agriculture Bank of China provided a loan with a total amount of RMB 650,000 (approximately $95,225). The loan has a term from September 27, 2008 to September 25, 2009. The interest rate is 20% above the benchmark interest rate published by the PRC.

  Loan Agreement, dated September 27, 2007, between Siping Juyuan and Siping Branch of Agriculture Bank of China, pursuant to which Siping Branch of Agriculture Bank of China provided a loan with a total principal amount of RMB 9,470,000 (approximately $1,387,355). The loan has a term from September 27, 2008 to September 25, 2009. The interest rate is 20% above the benchmark interest rate published by the PRC.

  Maximum Amount Mortgage Agreement, dated September 27, 2007, among the mortgagees Siping Juyuan, Siping City Ju Yuan Heat Exchange Equipment Co., Ltd and Siping City Ju Yuan Han Yang Pressure Vessel Co., Ltd, and mortgagor Siping Branch of Agriculture Bank of China. The mortgage was created over the mortgagees’ machines and equipments valued RMB 12,000,000 Yuan (approximately $1,754,514) to secure Siping Juyuan’s repayment of loans with Siping Branch of Agricultural Bank of China, which loans in no circumstance go beyond RMB 2,400,000 (approximately $350,903) and with maturity date no later than September 26, 2010.

Critical Accounting Policies

Basis of consolidation and presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated on consolidation.

Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivable, other receivables, inventories and deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment. Actual results could differ from those estimates.

Noncontrolling interests

Noncontrolling interests on the consolidated balance sheets resulted from the consolidation of 75% owned subsidiary, Beijing Juyuan, which was acquired on November 15, 2007.

Noncontrolling interests on the consolidated statements of operation and comprehensive income (loss) represents the noncontrolling interests’ proportionate share of the net loss (income) of Beijing Juyuan.

Allowance for doubtful debts

The Company establishes an allowance for doubtful debts based on management’s assessment of the collectibility of trade receivables and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each debtor based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on trade receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase with its projected demand requirements; decrease due to market conditions and product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on the straight-line basis (after taking into account the respective estimated residual values) over the estimated useful lives of property, plant and equipment. The principal useful lives and residual value are as follows :-

	Estimated useful lives	Residual value

Buildings	20 years	5%
Plant and machinery	6 years	5%
Motor vehicles	3 - 5 years	5%
Office equipment	2 - 5 years	Nil - 5%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Construction in progress mainly represents expenditures in respect of the Company’s corporate campus and factories, including offices, factories and research center, under construction. All direct costs relating to the acquisition or construction of the Company’s corporate campus and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 50 years obtained from the relevant PRC land authority.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with Statements of Financial Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Revenue recognition

Revenue from sales of the Company’s products is recognized when products are delivered and customer acceptance is made, the sales price is fixed or determinable, no other significant obligations of the Company exist and collection is reasonably assured.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective for the fiscal year beginning after December 15, 2008. The new standard has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of SFAS No. 160, the noncontrolling interests’ equity was included in other long-term liabilities in the condensed consolidated balance sheets. Upon the adoption of SFAS 160, the noncontrolling interest is presented outside stockholders’ equity.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance became effective for the fiscal year beginning after December 15, 2008. The adoption of SFAS 141 (Revised) had no material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal year beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS 161 had no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In April 2009, the FASB issued three FSP to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these three FSP had no material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”. SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 had no material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets”. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will not have a material impact on the Company’s financial statement upon adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our customers are widely dispersed throughout various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding and revenues from those customers are almost equalized. Hence, the diversified revenue from different industries balances seasonality. However, there is still seasonality in production and sales of our products for residential heating. Since residential heating systems are typically installed before October and start operation in November in Northern China, the production and sales of our products for residential heating are mainly carried out from July to October every year. For the periods ended June 30, 2009 and 2008, the sales of our products for residential heating accounted for around 19% and 23% of our total revenues respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Guohong Zhao, and Chief Financial Officer, Mr. Jianjun He, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on our assessment, Mr. Zhao and Mr. He determined that, as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting.

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBITS.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 14, 2009

BTHC VIII, INC.

/s/ Jianjun He
Jianjun He
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith .