Form 10-Q
period 2009-09-30
BTHC VIII INC
filed 2009-11-16
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,000,000 shares of common stock, par value $0.001 per share, outstanding on November 13, 2009.

PART I — FINANCIAL INFORMATION

BTHC VIII, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,490,403	$12,579,087
Restricted cash - Note 6	1,403,688	1,593,840
Trade receivables, net - Note 7	13,423,299	6,845,284
Bills receivable	227,703	531,054
Other receivables, prepayments and deposits - Note 8	9,776,923	2,194,125
Income tax recoverable	-	99,166
Inventories - Note 9	8,993,777	10,812,511
Deferred tax assets	55,661	112,641

Total current assets	36,371,454	34,767,708
Retention receivable	336,604	224,932
Counter guarantee receivable - Note 14	205,380	205,380
Property, plant and equipment, net - Note 11	6,310,600	5,865,659
Land use rights	998,379	1,014,012

TOTAL ASSETS	$44,222,417	$42,077,691

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$1,905,087	$2,389,539
Bills payable - Note 6	-	733,500
Other payables and accrued expenses - Note 12	11,577,924	11,789,152
Income tax payable	366,416	-
Short-term bank loans - Note 13	4,401,000	4,418,604
Current maturities of long-term loan - Note 14	1,173,600	586,800

Total current liabilities	19,424,027	19,917,595
Long-term loan - Note 14	2,493,900	3,374,100

TOTAL LIABILITIES	21,917,927	23,291,695

COMMITMENTS AND CONTINGENCIES - Note 19

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share Authorized 10,000,000 shares, none issued and outstanding Common stock : par value $0.001 per share - Note 15
Authorized 40,000,000 shares in 2009 and 2008; issued and outstanding 16,000,000 shares in 2009 and 14,800,000 shares in 2008	16,000	14,800
Additional paid-in capital	14,010,700	14,010,900
Statutory reserve	657,263	429,938
Accumulated other comprehensive income	774,835	772,000
Retained earnings	6,500,747	3,239,464

Total BTHC VIII, Inc. stockholders’ equity	21,959,545	18,467,102
Noncontrolling interests	344,945	318,894

TOTAL EQUITY	22,304,490	18,785,996

TOTAL LIABILITIES AND EQUITY	$44,222,417	$42,077,691

See Notes to Condensed Consolidated Financial Statements 1

BTHC VIII, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales revenue - Note 20	$8,796,608	$8,392,401	$23,122,295	$18,955,361
Cost of sales	(4,668,487)	(6,205,161)	(12,742,425)	(14,130,035)

Gross profit	4,128,121	2,187,240	10,379,870	4,825,326

Operating expenses
Administrative expenses	584,165	382,947	1,971,045	1,110,682
Research and development expenses	301,409	133,016	662,998	433,393
Selling expenses	1,539,447	820,632	3,531,928	2,027,574

	2,425,021	1,336,595	6,165,971	3,571,649

Income from operations	1,703,100	850,645	4,213,899	1,253,677
Interest income	3,523	8,709	14,445	11,822
Other income - Note 16	181,748	73,885	338,639	219,626
Interest expense	(118,495)	(182,710)	(408,269)	(324,190)

Income before income taxes	1,769,876	750,529	4,158,714	1,160,935
Income taxes	(312,603)	(167,778)	(644,075)	(273,452)

Net income before noncontrolling interests	1,457,273	582,751	3,514,639	887,483
Net (income) loss attributable to noncontrolling interests	(55,028)	51,580	(26,031)	218,243

Net income attributable to BTHC VIII, Inc. common stockholders	$1,402,245	$634,331	$3,488,608	$1,105,726

Net income before noncontrolling interests	$1,457,273	$582,751	$3,514,639	$887,483
Other comprehensive income Foreign currency translation adjustments	29,500	52,360	2,855	484,992

Comprehensive income	1,486,773	635,111	3,517,494	1,372,475
Comprehensive (income) loss attributable to noncontrolling interests	(55,470)	50,367	(26,051)	201,952

Comprehensive income attributable to BTHC VIII, Inc. common stockholders	$1,431,303	$685,478	$3,491,443	$1,574,427

Earnings per share attributable to BTHC VIII, Inc. common stockholders - Note 17

- Basic and diluted	$0.09	$0.04	$0.23	$0.07

Weighted average number of shares outstanding:
- Basic and diluted	16,000,000	14,800,000	15,211,679	14,800,000

See Notes to Condensed Consolidated Financial Statements

BTHC VIII, INC.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net income attributable to BTHC VIII, Inc. common stockholders	$3,488,608	$1,105,726
Adjustments to reconcile net income attributable to BTHC VIII, Inc. common stockholders to net cash used in operating activities :-
Depreciation and amortization	574,740	543,602
Deferred taxes	56,935	(9,445)
Allowance for doubtful debts	(199,766)	(25,892)
Noncontrolling interests	26,031	(218,243)
Changes in operating assets and liabilities :-
Restricted cash	190,010	(807,173)
Trade receivables	(6,373,316)	(4,864,371)
Bills receivable	303,123	(360,775)
Other receivables, prepayments and deposits	(7,577,112)	(2,944,893)
Inventories	1,817,371	(5,918,058)
Retention receivable	(111,588)	92,761
Trade payables	(484,089)	760,747
Bills payable	(732,950)	716,850
Other payables and accrued expenses	(209,851)	5,348,599
Income tax payable	465,234	(140,962)

Net cash flows used in operating activities	(8,766,620)	(6,721,527)

Cash flows from investing activities
Payments to acquire property, plant and equipment and land use right	(1,003,726)	(261,747)

Cash flows from financing activities
Proceeds from bank loans	4,397,700	4,318,304
Repayment of bank loans	(4,415,291)	(3,314,714)
Proceeds from long-term loans	-	3,971,520
Repayment of long-term loans	(293,180)	-
Counter guarantee paid	-	(200,718)
Capital injection from stockholders of Siping Juyuan	-	8,746,800
Repayment to related parties	-	(1,420,315)

Net cash flows (used in) provided by financing activities	(310,771)	12,100,877

Effect of foreign currency translation on cash and cash equivalents	(7,567)	22,549

Net (decrease) increase in cash and cash equivalents	(10,088,684)	5,140,152
Cash and cash equivalents - beginning of period	12,579,087	324,855

Cash and cash equivalents - end of period	$2,490,403	$5,465,007

Supplemental disclosures for cash flow information

Cash paid for :-
Interest	$408,269	$324,190
Income taxes	$121,906	$423,998

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

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on November 29, 2004 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, had no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualified as a development stage enterprise and a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

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

As a condition precedent to the consummation of the Share Exchange Agreement, on June 30, 2009, the Company entered into a cancellation agreement, or the Cancellation Agreement, with Mr. Gerald Pascale, who was the major stockholder of the Company immediately before the Share Exchange Agreement and served as the Company’s sole director and officer from February 12, 2009 until June 30, 2009 when he was replaced by Guohong Zhao (“Mr. Zhao”), a founder of Siping Juyuan, whereby Mr. Pascale agreed to the cancellation of 4,805,387 shares of the Company’s common stock owned by him.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three- and nine-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

In accordance with ASC 810 “Consolidation”, the noncontrolling interest is presented as equity. Certain 2008 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

The Company has conducted the subsequent events review through November 16, 2009, the date these financial statements were filed with the SEC, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

5.	Summary of significant accounting policies

Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of September 30, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

5.

Summary of significant accounting policies (Cont’d)

Concentration of credit risk (cont’d)

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales revenue are:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

New Juyuan Company	$-	$1,227,115	$-	$4,241,362
Customer A	-	-	-	2,818,385
Customer B	-	-	-	2,448,931

	$-	$1,227,115	$-	$9,508,678

As of September 30, 2009 and December 31, 2008, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Fair value of financial instruments

The Company adopted ASC 820 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157) on January 1, 2008. The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for long-term loan disclosed as below, the carrying amounts of other financial assets and liabilities approximate to their fair value due to short maturities or the applicable interest rates approximate the current market rates:

	As of September 30,		As of
	2009 (Unaudited)		December 31, 2008
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Long-term loan	$3,667,500	$3,757,335	$3,960,900	$4,107,162

The fair values of long-term loan are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

5.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” No. 2009-1)

In June 2009, the Financial Accounting Standard Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

As a result of the Company’s implementation of the Codification during the current quarter, previous references to new accounting standards and literature are no longer applicable. In these financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51)

The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. As a result of the adoption of this amended topic, the Company has reclassified financial statement line items within the Company’s condensed consolidated balance sheets and statements of income and comprehensive income for the prior period to conform to this topic.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles - Goodwill and Other (Included in amended Topic ASC 350, previously FASB Staff Position (“FSP”) No. 142-3 “Determination of the Useful Life of Intangible Assets”)

The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

5.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”)

Amended topic ASC 805 amends the requirements for the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired arising from business combinations for which the acquisition date is on or after December 15, 2008. The adoption of this amended topic has no material effect on the Company's financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”)

The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FSP No. 115-2 and SFAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”)

The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009. The adoption of this amended topic has no material impact on the Company’s financial statements.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

5.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165)

The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140”)

The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, an update to ASC 820 “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU No. 2009-05. ASU No. 2009-05 will become effective for the Company’s annual financial statements for the year ending December 31, 2009. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

5.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

6.

Restricted cash

	September 30,	December 31,
	2009	2008
	(Unaudited)

Bank deposits held as collateral for bills payable	$-	$733,500
Bank deposits held as collateral for performance bonds Issued by the banks to customers	1,403,688	860,340

	$1,403,688	$1,593,840

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

7.

Trade receivables, net

	September 30,	December 31,
	2009	2008
	(Unaudited)

Trade receivables	$13,645,943	$7,267,844
Less : Allowance for doubtful accounts	(222,644)	(422,560)

	$13,423,299	$6,845,284

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

7.

Trade receivables, net (Cont’d)

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2009 and 2008 is as follows :-

		Nine months ended
		September 30,
		(Unaudited)
		2009	2008

	Balance at beginning of period	$422,560	$59,296
	Recovery of bad debt expense	(199,766)	(25,892)
	Translation adjustments	(150)	3,449

	Balance at end of period	$222,644	$36,853

8.	Other receivables, prepayments and deposits
		September 30,	December 31,
		2009	2008
		(Unaudited)

	Other receivables	$439,762	$267,444
	Advances to staff	1,349,627	822,414
	Prepayments for purchase of raw materials	7,312,058	489,480
	Deposits for public bid	675,476	614,787

		$9,776,923	$2,194,125

	The advances to staff mainly represent staff drawings for handling selling and logistic activities for the Company in the ordinary course of business.

9.	Inventories
		September 30,	December 31,
		2009	2008
		(Unaudited)

	Raw materials	$4,461,259	$4,587,353
	Work-in-progress	4,528,267	5,936,635
	Finished goods	4,251	288,523

		$8,993,777	$10,812,511

No provision for obsolete inventories was recognized during the nine months ended September 30, 2009 and 2008.

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

11.	Property, plant and equipment, net

	September 30,	December 31,
	2009	2008
	(Unaudited)
Cost
Buildings	$3,546,258	$3,546,258
Plant and machinery	2,845,332	2,314,755
Motor vehicles	352,644	349,079
Office equipment	302,144	237,226
	7,046,378	6,447,318
Accumulated depreciation	(1,734,318)	(1,228,587)
Construction in progress	998,540	646,928
Net	$6,310,600	$5,865,659

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

11.	Property, plant and equipment, net (Cont’d)

During the reporting periods, depreciation is included in :-

	Nine months ended September 30, (Unaudited)

	2009	2008
Cost of sales	$262,096	$239,773
Research and development expenses	119,277	116,657
Administrative expenses	177,746	171,569
Balance at end of period	$559,119	$527,999

As of December 31, 2008, buildings and plant and machinery with net book value of $2,053,270 were pledged as collateral under certain loan arrangements (Note 13). There were no buildings and plant and machinery pledged as collateral as of September 30, 2009.

12.	Other payables and accrued expenses

	September 30,	December 31,
	2009	2008
	(Unaudited)
Accrued audit fee	$106,085	$117,360
Receipt in advance from customers	8,266,136	9,219,881
Pension payable	220,029	133,134
Salaries payable	240,815	136,195
VAT tax payable	804,958	77,062
Other payables and accrued expenses	1,939,901	2,105,520
	$11,577,924	$11,789,152

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Included in other payables as of September 30, 2009 and December 31, 2008 was an amount of $1,070,910 representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project. The project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

13.	Short-term bank loans

	September 30,	December 31,
	2009	2008
	(Unaudited)
Secured bank loans	$-	$1,389,249
Unsecured bank loans	4,401,000	3,029,355
	$4,401,000	$4,418,604

All bank loans are repayable within one year and carry annual interest at 100% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company :-

	September 30,	December 31,
	2009	2008
	(Unaudited)
Property, plant and equipment (Note 11)	$-	$2,053,270
Land use rights	-	563,657
	$-	$2,616,927

As of September 30, 2009, the unsecured bank loan was guaranteed by Mr. Zhao and his spouse, Mrs. Yu Xiaoqiu and her spouse and a third party.

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

The Company paid a counter guarantee of $205,380 as of September 30, 2009 and December 31, 2008 to the non-financial institution.

Maturities of the loan as of September 30, 2009 are as follows :-

Fiscal years ending on September 30,

2010	$1,173,600
2011	2,493,900
$3,667,500

15.	Common stock

On June 30, 2009, the Company issued 14,800,000 common shares at par value of $0.001 each to the then stockholders of Megaway in exchange of 100% of the outstanding capital stock of Megaway.

The common stock reflects the recapitalization as if it occurred as of the beginning of the first period presented.

16.	Other income

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Refund of value-added tax under Tax concession	$165,677	$73,732	$322,568	$205,289
Other income	16,071	153	16,071	14,337
	$181,748	$73,885	$338,639	$219,626

17.	Earnings per share

During the reporting periods, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the recapitalization as if it occurred as of the beginning of the first period presented.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

18.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of income and comprehensive income. The Company contributed $72,762 and $80,505 for the nine months ended September 30, 2009 and 2008 respectively.

19.	Commitments and contingencies

Capital commitment

As of September 30, 2009 and December 31, 2008, the Company had capital commitments amounting to $666,440 and $714,722 respectively, in respect of the construction of the Company’s campus and factory which were contracted for but not provided in the financial statements.

Contingencies

As of September 30, 2009 and December 31, 2008, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

The Company records a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. The Company’s loss is possible but not known or probable, accordingly no liability in respect of this undertaking was recognized as of September 30, 2009 and December 31, 2008. The Company believes that a reasonable estimate of the possible loss ranged from $nil to $1,626,000 as of September 30, 2009 (as of December 31, 2008 : $nil to $6,377,000).

20.	Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment.

BTHC VIII, INC.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

20.	Segment information (Cont’d)

The Company’s sales revenues by products for the nine months ended September 30, 2009 and 2008 were as follows :-

	Three months ended September 30,				Nine months ended September 30,
	2009	%	2008	%	2009	%	2008	%
Plate heat exchanger	$4,855,542	55	$6,166,345	73	$14,545,978	63	$15,208,483	80
Heat exchange unit	1,893,783	22	587,033	7	3,031,113	13	1,001,789	5
Air-cooled heat exchanger	92	-	569,872	7	676,569	3	1,166,909	6
Shell-and-tube heat exchanger	1,584,711	18	543,436	7	3,346,511	14	825,382	5
Others	462,480	5	525,715	6	1,522,124	7	752,798	4
	$8,796,608	100	$8,392,401	100	$23,122,295	100	$18,955,361	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

21.	Related party transactions

Apart from the transactions as disclosed in notes 13 and 19 to the condensed consolidated financial statements, the Company entered into the following transactions with the following related parties during the reporting periods :-

	Nine months ended
	September 30,
	2009	2008
Sales of finished goods and raw materials to New Juyuan Company	$-	$1,997,063
Purchase of finished goods and raw materials from New Juyuan Company	$-	$127,377
Purchase of finished goods and raw materials from Juyuan Hanyang Pressure Vessels	$-	$281,476

The Company believes the terms obtained and consideration paid in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

After Mr. Zhao and his spouse’s disposal of their interest in New Juyuan Company and Juyuan Hanyang Pressure Vessels in May 2008 and March 2008 respectively, the transactions entered into by the Company with New Juyuan Company and Juyuan Hanyang Pressure Vessels were treated as transactions with unrelated parties and therefore were not included in the above figures.

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

Although these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. We undertake no responsibility or obligation to update publicly these forward-looking statements except as required by applicable law, but may do so in the future in written or oral statements.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated results of operations for the three and nine month periods ended September 30, 2009 and 2008.

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

  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and

  “Wisetop” refers to Wisetop International Holdings Limited, a BVI company.

Overview of Our Business

We are a leading total solution provider in the heat exchange industry. A heat exchanger is a device built for efficient heat transfer from one medium to another, whether the media are separated by a solid wall so that they never mix, or the media are in direct contact. Through our Chinese operating subsidiary, Siping Juyuan, we design, manufacture and sell plate heat exchangers, shell-and-tube heat exchangers, heat exchanger units and other heat exchanger products with total heat exchange solution.

Our products and heat exchange solutions are sold to customers in the chemical industry, metallurgical industry, and shipbuilding industry. Our products are also used with heating, ventilating and air conditioning, or HVAC, systems and district heating (i.e., a system for distributing heat generated in a centralized location for residential and commercial heating requirements such as space heating and water heating). Our products include plate heat exchangers, shell & tube heat exchangers, air cooled heat exchangers, welded plate heat exchangers, heat exchanger units, plate and shell heat exchangers.

Third Quarter Financial Performance Highlights

Following are some financial highlights for the third quarter of 2009:

  Sales Revenue: Sales revenue increased approximately $0.41 million, or 4.83%, to approximately $8.80 million for the third quarter of 2009 from approximately $8.39 million for the same period last year.

  Gross Profit Margin: Gross profit margin was 46.93% for the third quarter of 2009, compared with 26.06% for the same period in 2008.

  Net Income: Net income was approximately $1.40 million for the third quarter of 2009, compared with approximately $0.63 million for the same period of last year.

  Fully diluted net income per share: Fully diluted net income per share was $0.09 for the third quarter of 2009, compared with net income per share of $0.04 for the same period last year.

Results of Operations

Results of operations for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008.

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

	Three Months Ended September 30, (unaudited)

	2009	2008	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$8,797	$8,392	$405	4.83%
Cost of sales	(4,669)	(6,205)	1,536	(24.75)%
Gross profit	4,128	2,187	1,941	88.75%
Operating expenses:
Research and development expenses	301	133	168	126.32%
Selling expenses	1,540	821	719	87.58%
Administrative expenses	584	383	201	52.48%
Total operating expenses	2,425	1,337	1,088	81.38%
Income from operations	1,703	850	853	100.35%
Interest income	3	9	(6)	(66.67)%
Interest expenses	(118)	(182)	64	(35.16)%
Other income	182	74	108	145.95%
Income before income taxes	1,770	751	1,019	135.69%
Income taxes	(313)	(168)	(145)	86.31%
Net income before noncontrolling interests	1,457	583	874	149.91%
Net (income) loss attributable to noncontrolling interests	(55)	51	(106)	207.84%
Net income attributable to BTHC VIII,Inc. common stockholders	$1,402	$634	$768	121.14%

Sales Revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased approximately $0.41 million, or 4.83%, to approximately $8.80 million for the three months ended September 30, 2009 from approximately $8.39 million for the same period in 2008. Sales volume of our heat exchange products continued to grow significantly in the third quarter of 2009 despite the softened macro environment. The slow growth in our sales revenue is mainly attributable to the sharp decrease in our average selling prices in the third quarter of 2009 when the price of steel, our major raw material, remained significantly lower than its price in the same period in 2008.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, accessories, utilities, labor and overhead. Our cost of sales decreased approximately $1.54 million, or 24.75%, to approximately $4.67 million for the three months ended September 30, 2009 from approximately $6.21 million during the same period in 2008. The decrease was mainly attributable to our efforts to optimize our product mix in the third quarter of 2009 and a decrease in the purchase price of the major raw materials we use to produce our products.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased approximately $1.94 million, or 88.75%, to approximately $4.13 million for the three months ended September 30, 2009 from approximately $2.19 million for the same period in 2008. Gross profit as a percentage of sales revenue was 46.93% for the three months ended September 30, 2009, as compared to 26.06% during the same period in 2008. The improvement of our gross profit margin was mainly attributable to our efforts to optimize our product mix and a decrease in purchase price of steel plates, a major raw material used in the production of our products, in the third quarter of 2009.

Administrative Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional service fees. Our administrative expenses increased approximately $0.20 million , or 52.48%, to approximately $0.58 million for the three months ended September 30, 2009 from approximately $0.38 million for the same period in 2008. The increase was mainly attributable to the expansion of our management team and administrative personnel to support our strong business growth. The increase was also in part due to higher professional fees as the company became a public company.

Research and Development Expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased approximately $0.17 million , or 126.32%, to approximately $0.30 million for the three months ended September 30, 2009 from approximately $0.13 million for the same period in 2008. The increase was mainly because we carried out more research and development projects in the third quarter of 2009 in accordance with our research and development plan.

Selling Expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased approximately $0.72 million , or 87.58%, to approximately $1.54 million for the three months ended September 30, 2009 from approximately $0.82 million for the same period in 2008. The increase was mainly attributable to the expansion of our sales force and the establishment of sales offices to support our strong business growth.

Total Operating Expenses. Our total expenses increased approximately $1.09 million , or 81.38%, to approximately $2.43 million for the three months ended September 30, 2009 from approximately $1.34 million for the same period in 2008.

Income before Income Taxes. Income before income taxes was approximately $1.70 million for the three months ended September 30, 2009, compared with net income before income taxes of approximately $0.85 million for the same period in 2008. The increase of income before income tax was mainly attributable to the increase of gross profit which more than offset the increase of total expenses. Income before income taxes as a percentage of sales revenue increased to 20.12% for the three months ended September 30, 2009, as compared to 8.95% for the same period in 2008 due to the factors described above.

Income Taxes. Our income taxes increased to approximately $0.31 million during the three months ended September 30, 2009 from approximately $0.17 million during the same period in 2008.

Net Income Before Noncontrolling Interests. Our net income before noncontrolling interests was approximately $1.46 million during the three months ended September 30, 2009, compared with net income before noncontrolling interests of approximately $0.58 million during the same period in 2008, as a result of the factors described above.

Net (Income) Loss Attributable to Noncontrolling Interests. The net income attributable to noncontrolling interests was approximately $0.06 million during the three months ended September 30, 2009 the net loss attributable to noncontrolling interest was approximately $0.05 million during the three months ended September 30, 2008.

Net Income Attributable to BTHC Common Stockholders. Our net income attributable to BTHC common stockholders was approximately $1.40 million during the three months ended September 30, 2009, compared with net income of approximately $0.63 million during the same period in 2008.

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

Hong Kong

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong tax has been made as the Company has no taxable income during the reporting periods.

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

In 2007, China passed the New Enterprise Income Tax (“EIT”) Law and its implementing rules, both of which became effective on January 1, 2008. The New EIT Law significantly curtails tax incentives granted to foreign-invested enterprises under the previous law. The New EIT Law, however, (i) reduces the statutory rate of enterprise income tax from 33% to 25%, (ii) permits companies to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules, and (iii) introduces new tax incentives, subject to various qualification criteria.

Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries described above. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries, but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors — Risks Related to Doing Business in China —in our current report on Form 8-K, filed on July 7, 2009 with the SEC. Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

Prior to January 2008, the Siping Juyuan and Beijing Juyuan were subject to PRC statutory EIT, at the rate of 30% for national tax plus 3% for local tax.

Siping Juyuan was entitled to a special tax concession, or the Tax Concession, because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession decreased the Siping Juyuan’s EIT liability in the year ended December 31, 2007 and entitled Siping Juyuan to a refund of value-added tax paid in the years ended December 31, 2008 and 2007 and in the periods for the three and nine months ended September 30, 2009.

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

We incurred income taxes of approximately $0.31 million for the three-month period ended September 30, 2009, an increase of approximately $0.15 million or 86.31% from the taxes we incurred in the same period of 2008, which were approximately $0.17 million. This increase in taxes was more than offset by our higher revenues and operating profits.

Foreign Currency Translation Gains

Exchange Rates

The financial records of Siping Juyuan and Beijing Juyuan are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

We had a foreign currency translation gain of approximately $0.03 million for the three-month period ended September 30, 2009 as compared with approximately $0.05 million currency translation gain in the same period ended September 30, 2008. We use period-end exchange rates in translating our assets and liabilities denominated in RMB into U.S. dollars and average exchange rates for the period to translate our income and expenses. As of September 30, 2009, the period end exchange rate was RMB1 to US $0.14670 and the average exchange rate for the period was RMB1 to US $0.14661. As of September 30, 2008, the period end exchange rate was RMB1 to US $0.1463 and the average exchange rate for the three months ended September 30, 2008 was RMB1 to US $0.14639. The average exchange rate for the third quarter of 2009 compared with the third quarter of 2008 (RMB1 to US $0.14661 and RMB1 to US $0.14639, respectively) increased approximately 0.15%.

Our sales revenue increased by approximately RMB 2.77 million or 4.84% compared with the same period in 2008 and our operating expenses increased by approximately RMB 7.42 million or 81.41% compared with the same period in 2008. As the RMB increased in value against the U.S. dollar during the period, our reported sales revenues and operating expenses were affected, increasing 4.83% and 81.38%, respectively, in U.S. dollar terms, as follows:

	Three Months Ended September 30,
(in thousands, except	2009			2008			Change		%
percentages)	US$	Average Rate	RMB	US$	Average Rate	RMB	US$	RMB	US$	RMB

Revenue	8,797	1: 0.14661	60,010	8,392	1: 0.14639	57,326	405	2,684	4.83%	4.68%
Total operating expenses	2,425	1: 0.14661	16,543	1,337	1: 0.14639	9,133	1,088	7,410	81.38%	81.13%

Results of operations for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

	Nine months Ended September 30, (unaudited)

	2009	2008	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$23,122	$18,955	$4,167	21.98%
Cost of sales	(12,742)	(14,130)	(1,388)	(9.82)%
Gross profit	10,380	4,825	5,555	115.13%
Operating expenses:
Research and development expenses	663	433	230	53.12%
Selling expenses	3,532	2,028	1,504	74.16%
Administrative expenses	1,971	1,111	860	77.41%
Total operating expenses	6,166	3,572	2,594	72.62%
Income from operations	4,214	1,253	2,961	236.31%
Interest income	14	12	2	16.67%
Interest expenses	(408)	(324)	(84)	25.93%
Other income	339	220	119	54.09%
Income before income taxes	4,159	1,161	2,998	258.23%
Income taxes	(644)	(273)	(371)	135.90%
Net income before noncontrolling interest	3,515	888	2,627	296.83%
Net (income) loss attributable to noncontrolling interests	(26)	218	(244)	111.93%
Net income attributable to BTHC VIII, Inc. common stockholders	$3,489	$1,106	$2,383	215.46%

Sales Revenue. Sales revenue increased approximately $4.17 million, or 21.98%, to approximately $23.12 million for the nine months ended September 30, 2009 from approximately $18.96 million for the same period in 2008. Sales volume of our heat exchange products achieved even higher growth in the first nine months of 2009. The increase was mainly attributable to the strong growth in market demand driven by the fast economic recovery in China and our strengthened sales efforts to seize larger market share. The relatively slow growth in our sales revenue is mainly attributable to the decrease in our average selling prices in the first nine months of 2009 when the price of steel, our major raw material, remained significantly lower than its price in the same period in 2008.

Cost of Sales. Our cost of sales decreased approximately $1.39 million , or 9.82%, to approximately $12.74 million for the nine months ended September 30, 2009 from approximately $14.13 million during the same period in 2008. The decrease was mainly attributable to our efforts to optimize our product mix in 2009 and the decrease in the purchase price of our major raw materials.

Gross Profit. Our gross profit increased approximately $5.56 million, or 115.13%, to approximately $10.38 million for the nine months ended September 30, 2009 from approximately $4.83 million for the same period in 2008. Gross profit as a percentage of sales revenue was 44.89% for the nine months ended September 30, 2009, as compared to 25.46% during the same period in 2008. The improvement of our gross profit margin was mainly attributable to our efforts to optimize our product mix and the drop in purchase price of our major raw materials, steel plates, in the first nine months of 2009.

Administrative Expenses. Our administrative expenses increased approximately $0.86 million, or 77.41%, to approximately $1.97 million for the nine months ended September 30, 2009 from approximately $1.11 million for the same period in 2008. The increase was mainly attributable to the expansion of our management team and administrative personnel to support our strong business growth. The increase was also in part due to higher professional fees as the Company became a public company.

Research and Development Expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased approximately $0.23 million , or 53.12%, to approximately $0.66 million for the nine months ended September 30, 2009 from approximately $0.43 million for the same period in 2008. The increase was mainly attributable to our continued efforts to strengthen our research and development and increased input in the development of new products.

Selling Expenses. Our selling expenses increased approximately $1.50 million , or 74.16%, to approximately $3.53 million for the nine months ended September 30, 2009 from approximately $2.03 million for the same period in 2008. The increase was mainly attributable to the expansion of our sales force and the establishment of sales offices to support our strong business growth.

Total Operating Expenses. Our total operating expenses increased approximately $2.59 million, or 72.62%, to approximately $6.17 million for the nine months ended September 30, 2009 from approximately $3.57 million for the same period in 2008.

Income before Income Taxes. Income before income taxes increased approximately $3.00 million, or 258.23%, to approximately $4.16 million for the nine months ended September 30, 2009 from approximately $1.16 million for the same period in 2008. The increase of income before income tax was mainly attributable to the increase of gross profit which more than offset the increase of total expenses. Income before income taxes as a percentage of sales revenue increased to 17.99% for the nine months ended September 30, 2009, as compared to 6.13% for the same period in 2008 due to the factors described above.

Income Taxes. Our income taxes increased to approximately $0.64 million during the nine months ended September 30, 2009 from approximately $0.27 million during the same period in 2008.

Net Income before noncontrolling interests. Our net income before noncontrolling interests increased approximately $2.63 million, or 296.83%, to approximately $3.52 million during the nine months ended September 30, 2009 from approximately $0.89 million during the same period in 2008, as a result of the factors described above.

Net (Income) Loss Attributable to Noncontrolling Interests. Our net income attributable to noncontrolling interests was approximately $0.03 million during the nine months ended September 30, 2009, compared with net loss of approximately $0.22 million attributable to noncontrolling interests during the same period in 2008.

Net Income Attributable to BTHC Common Stockholders. Our net income attributable to BTHC common stockholders was approximately $3.49 million during the nine months ended September 30, 2009, compared with net income of approximately $1.11 million during the same period in 2008.

Foreign Currency Translation Gains

Exchange Rates

We had a foreign currency translation gain of approximately $0.003 million for the nine-month period ended September 30, 2009 as compared with approximately $0.48 million currency translation gain in the same period ended September 30, 2008. The decrease of foreign currency translation gain was mainly attributable to the fact that the exchange rate of RMB against USD remained much more stable during the nine months ended September 30, 2009 than in the same period of 2008. We use period-end exchange rates in translating our assets and liabilities denominated in RMB into U.S. dollars and average exchange rates for the period to translate our income and expenses. As of September 30, 2009, the period end exchange rate was RMB1 to US$0.14670 and the average exchange rate for the period was RMB1 to US$0.14659. As of September 30, 2008, the period end exchange rate was RMB1 to US$0.14630 and the average exchange rate for the six months ended September 30, 2008 was RMB1 to US$0.14337. The average exchange rate for nine months ended September 30,2009 compared with the same period in 2008 (RMB1 to US$0.14659 and RMB1 to US$0.14337, respectively) increased approximately 2.25%.

Our sales revenue increased by approximately RMB 25.52 million or 19.30% compared with the same period in 2008 and our operating expenses increased by approximately RMB 17.15 million or 68.83% compared with the same period in 2008. As the RMB increased in value against the U.S. dollar during the period, our reported sales revenues and operating expenses were affected, increasing 21.98% and 72.62%, respectively, in U.S. dollar terms, as follows:

(in thousands, except percentages)	Nine months Ended September 30,
	2009			2008			Change		%
	US$	Average Rate	RMB	US$	Average Rate	RMB	US$	RMB	US$	RMB
Revenue	23,122	1:0.14659	157,732	18 955	1: 0.14337	132,210	4,167	25,522	21.98%	19.30%
Total operating expenses	6,166	1:0.14659	42,063	3,572	1: 0.14337	24,915	2,594	17,148	72.62%	68.83%

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $2.49 million and restricted cash of $0.19 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine months Ended September 30,
	2009	2008
Net cash used in operating activities	$(8,767)	$(6,722)
Net cash used in investing activities	(1,004)	(262)
Net cash (used in) provided by financing activities	(311)	12,101
Effect of foreign currency translation on cash and cash equivalents	(7)	23
Net (decrease) increase in cash and cash equivalents	$(10,089)	$5,140

Operating Activities

Net cash used in operating activities was approximately $8.77 million for the nine months ended September 30, 2009, as compared to approximately $6.72 million net cash used in operating activities for the same period in 2008. The increase was mainly attributable to higer prepayments made to our suppliers for purchase of steel plates in anticipation of rise in steel price.

Investing Activities

Net cash used in investing activities was approximately $1.00 million for the nine months ended September 30, 2009, as compared to approximately $0.26 million net cash used in investing activities for the same period in 2008. The change was mainly attributable to the construction of a new factory and purchase of equipment.

Financing Activities

Net cash used in financing activities was $0.31 million for the nine months ended September 30, 2009, as compared to $12.10 million net cash provided by financing activities for the same period in 2008. The change was mainly due to the capital injection of $8.75 million from stockholders of Siping Juyuan and the net proceeds of $4.98 million from bank loans in the nine months ended September 30, 2008.

As of September 30, 2009, the amount, maturity date and term of each of our bank loans are as follows:

(dollars in millions)
Bank	Amount	Maturity Date	Duration
Bank of Communications, Jilin Branch	$1.47	31/12/2009	Five months
Bank of Communications, Jilin Branch	$2.93	20/05/2010	Ten months

We believe that we maintain good relationships with the various banks we deal with and our current available working capital, after receiving the aggregate proceeds from the bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

We are party to several loan agreements, including:

  Commission Loan Agreement, dated July 24, 2008, among Siping Juyuan, Siping City Fu Guo Investment and Development Co., Ltd. and Siping City Credit Association Union, pursuant to which Siping City Credit Association Union, entrusted by Siping City Fu Guo Investment and Development Co., Ltd., provided a loan with a total principal amount of RMB 28,000,000 (approximately $4,102,000). The loan has a term of three years, from June 27, 2008 to June 26, 2011. The initial interest rate is 6% above the lending rate over the term of the loan as published by the PRC; annual interest rate is 8.0136%. The interest rate is adjusted on June 21 of every year; the adjusted interest rate is 6.00% above the then benchmark interest rate of the same category over the term of the loan as published by the PRC. As of September 30, 2009, we had repaid RMB 3,000,000 (approximately $439,500). The loan balance of RMB 25,000,000 (approximately $3,667,500) has not yet been repaid.

  Loan agreement, dated July 21, 2009, between Siping Juyuan and Jilin Branch of Bank of Communications – China or CCB, pursuant to which CCB extended a loan with a total amount of RMB 30,000,000 (approximately $4,401,000) to Siping Juyuan. The loan has a term from July 21, 2009 to May 20, 2010. The interest rate is set at the benchmark interest rate published by the PRC.

Critical Accounting Policies

Basis of consolidation and presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America or US GAAP.

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

Noncontrolling interests

Noncontrolling interests in the consolidated balance sheets resulted from the consolidation of 75% owned subsidiary, Beijing Juyuan, which was acquired on November 15, 2007.

Noncontrolling interests in the consolidated statements of income and comprehensive income represents the noncontrolling interests’ proportionate share of the net loss (income) of Beijing Juyuan.

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

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from three to nine months in the normal course of business. The Company does not accrue interest on trade receivables.

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

	Estimated useful lives	Residual value
Buildings	20 years	5%
Plant and machinery	6 years	5%
Motor vehicles	3 – 5 years	5%
Office equipment	2 – 5 years	Nil - 5%

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360 (formerly SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”). The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Revenue recognition

Revenue from sales of the Company’s products is recognized when products are delivered and customer acceptance is made, the sales price is fixed or determinable, no other significant obligations of the Company exist and collection is reasonably assured.

Recently Issued Accounting Pronouncements.

FASB Accounting Standards Codification (Accounting Standards Update “ASU” No. 2009-1)

In June 2009, the Financial Accounting Standard Board or FASB, approved its Accounting Standards Codification or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

As a result of the Company’s implementation of the Codification during the current quarter, previous references to new accounting standards and literature are no longer applicable. In these financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51)

The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. As a result of the adoption of this amended topic, the Company has reclassified financial statement line items within the Company’s condensed consolidated balance sheets and statements of income and comprehensive income for the prior period to conform to this topic.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles - Goodwill and Other (Included in amended Topic ASC 350, previously FASB Staff Position (“FSP”) No. 142-3 “Determination of the Useful Life of Intangible Assets”)

The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”)

Amended topic ASC 805 amends the requirements for the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired arising from business combinations for which the acquisition date is on or after December 15, 2008. The adoption of this amended topic has no material effect on the Company's financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”)

The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FSP No. 115-2 and SFAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”)

The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009. The adoption of this amended topic has no material impact on the Company’s financial statements.

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165)

The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140”)

The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, an update to ASC 820 “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU No. 2009-05. ASU No. 2009-05 will become effective for the Company’s annual financial statements for the year ending December 31, 2009. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our customers are widely dispersed throughout various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding and revenues from those customers are almost equalized. Hence, the diversified revenue from different industries balances seasonality. However, there is still seasonality in production and sales of our products for residential heating. Since residential heating systems are typically installed before October and start operation in November in Northern China, the production and sales of our products for residential heating are mainly carried out from July to October every year. For the periods ended September 30, 2009 and 2008, the sales of our products for residential heating accounted for around 41% and 25% of our total revenues respectively.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Guohong Zhao, and Chief Financial Officer, Mr. Jianjun He, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on our assessment, Mr. Zhao and Mr. He determined that, as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting.

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

On September 16, 2009, Wisetop International Holdings Limited, being the record holder of 14,800,000 shares of our Common Stock, owning 92.5% of our issued and outstanding shares of common stock, constituting the sole class of voting securities of the Company, executed and delivered to the Company their written consent, in lieu of shareholder meeting, approving the change in the state of incorporation of the Company from Delaware to Nevada by merging the Company with and into a newly formed Nevada subsidiary. For more information, you may refer to our Definitive Information Statement on Schedule 14C filed with the SEC on October 5, 2009.

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

DATED: November 16, 2009

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