Form 10-K
period 2009-12-31
THT Heat Transfer Technology, Inc.
filed 2010-03-31
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to ____________

Commission File Number: 000-52232

THT HEAT TRANSFER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5463509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

THT Industrial Park,
No. 5 Nanhuan Road, Tiexi District
Siping, Jilin Province 136000
People’s Republic of China
(Address of principal executive office and zip code)

86-434-3265241
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[   ]         No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[   ]         No[ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ]         No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[   ]         No[ x ]

The issuer’s revenues for its most recent fiscal year ended December 31, 2009, were $34.89 million.

The aggregate market value of the ordinary shares, $0.001 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2009 was $0, as there were no Shares held by non-affiliates on such date, and the registrant’s Shares were not then publicly traded.

There were 16,000,000 shares of common stock outstanding as of March 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

None

THT HEAT TRANSFER TECHNOLOGY, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2009

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context, references in this report to:

  “Beijing Juyuan” refers to Beijing Juyuan Hanyang Heat Exchange Equipment Co., Ltd., a PRC corporation and our indirect, 75%-owned subsidiary;

  “BVI” refers to the British Virgin Islands;

  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

  “Megaway” refers to Megaway International Holdings Limited, a BVI corporation and our direct, wholly owned subsidiary, and/or its direct and indirect subsidiaries, as the case may be;

  “RMB” refers to Renminbi, the legal currency of China;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “Siping Juyuan” refers to Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  “Star Wealth” refers to Star Wealth International Holdings Limited, a Hong Kong coroporation and our indirect, wholly-owned subsidiary;

  “THT,” “the Company,” “we,” “us,” or “our,” refers to the combined business of THT Heat Transfer Technology, Inc., and its wholly-owned subsidiaries, Megaway, Star Wealth, Siping Juyuan and 75%-owned subsidiary Beijing Juyuan, but do not include the stockholders of THT Heat Transfer Technology, Inc.;

  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and

  “Wisetop” refers to Wisetop International Holdings Limited, a BVI corporation.

Forward-Looking Statements

     This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I

Item 1 . Business Overview

THT Heat Transfer Technology, Inc. is a Nevada holding company which conducts its operations through China-based operating subsidiaries. We are a leading total solution provider in the heat exchange industry. A heat exchanger is a device built for efficient heat transfer from one medium to another, whether the media are separated by a solid wall so that they never mix, or the media are in direct contact. Through our Chinese operating subsidiary, Siping Juyuan, we design, manufacture and sell plate heat exchangers, shell-and-tube heat exchangers, heat exchanger units, other heat exchanger products, and provide total heat exchange solutions.

Our sales revenue and net income before noncontrolling interests were $34,890,853 and $4,142,921, respectively, during the year ended December 31, 2009, and $32,466,806 and $2,984,482, respectively, during the year ended December 31, 2008.

Our operations are headquartered in Siping, Jilin Province, PRC. Our two Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Our Organizational Structure

The following chart reflects our organizational structure for our active subsidiaries as of the date of this Annual Report.

Our Corporate History

Background and History of BTHC

The Company, formerly called BTHC VIII, Inc., was organized on August 7, 2006 as a Delaware corporation to effect the reincorporation of BTHC VIII, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below. In accordance with the confirmed plan of reorganization, BTHC’s business plan was to seek to identify a privately-held operating company desiring to become a publicly held company by merging with BTHC through a reverse merger or other acquisition transaction. On June 30, 2009, in accordance with our business plan, we completed the acquisition of Megaway pursuant to the Share Exchange Agreement. As a result of this acquisition, we are no longer a shell company.

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

On March 28, 2003, Ballantrae filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 29, 2004, the bankruptcy court approved the First Amended Joint Plan of Reorganization, or the Plan, as presented by Ballantrae, its affiliates and their creditors. On August 16, 2006, pursuant to the Plan, BTHC VIII, LLC was merged into the Company.

Halter Financial Group, Inc. or HFG, participated with Ballantrae and their creditors in structuring the Plan. As part of the Plan, HFG provided $76,500 to be used to pay professional fees associated with the Plan confirmation process. HFG was granted an option to be repaid through the issuance of equity securities in 17 of the reorganized Ballantrae entities, including the Company. HFG exercised the option, and as provided in the Plan, 70% of the Company’s outstanding common stock, or 420,000 shares, were issued to HFG, in satisfaction of HFG’'s administrative claims. The remaining 30% of the Company’s outstanding common stock, or 180,528 shares, were issued to 581 holders of administrative and tax claims and unsecured debt. The 600,528 shares, or Plan Shares, were issued pursuant to Section 1145 of the Bankruptcy Code.

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

Exchange Transaction with SAV

On February 12, 2009, we entered into a share exchange agreement, or the Exchange Agreement, with Sino- America Ventures, Inc., or SAV, a Delaware corporation, and the sole stockholder of LAV, Mr. Gerard Pascale. Pursuant to the Exchange Agreement, Mr. Pascale transferred 100% of the issued and outstanding shares of the capital stock of SAV to us in exchange for 5,404,800 newly issued shares of our common stock that constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, Mr. Pascale became our controlling stockholder and SAV became our subsidiary. In connection with the Exchange Agreement, our sole director and officer, Timothy P. Halter, resigned and was replaced by Mr. Pascale as our sole director and officer.

SAV was organized on February 10, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company desiring to become a publicly held company by combining through a reverse merger or acquisition transaction. SAV was dissolved on May 22, 2009.

Background and History of Megaway and its Subsidiaries

Megaway was incorporated in the British Virgin Islands on April 8, 2009. Megaway is a holding company that has no operations or assets other than its ownership of all of the capital stock of Star Wealth. Star Wealth was incorporated in Hong Kong on March 25, 2009. Star Wealth is also a holding company that has no operations or assets other than its ownership of all of the equity interests of Siping Juyuan. Siping City Juyuan Heat Exchange Equipment Co., Ltd., or Old Juyuan, the predecessor of Siping Juyuan, was first incorporated in China in December 1998. In May 2006, Old Juyuan was divided into three individual enterprises, including Siping Juyuan. Siping Juyuan carried on the major business of Old Juyuan while the other two enterprises gradually ceased operation. Mr. Guohong Zhao, our Chairman, Chief Executive Officer and President, is the founder of Old Juyuan. All of our manufacturing operations are conducted through Siping Juyuan. Siping Juyuan has a term from June 8, 2009, the date the acquisition by Star Wealth of 100% of the equity interest in Siping Juyuan was approved by the Economic Technology Cooperation Bureau of Jilin Province and Siping Juyuan became a wholly-foreign owned enterprise, through June 7, 2029. Siping Juyuan owns 75% of the equity interests of Beijing Juyuan, which is solely engaged in the sales of Siping Juyuan’s products, and carries no production activities.

Acquisition of Megaway

On June 30, 2009, we completed a reverse acquisition transaction with Megaway whereby we issued to Wisetop, then the sole shareholder of Megaway, 14,800,000 shares of our common stock in exchange for all of the issued and outstanding capital stock of Megaway. Megaway thereby became our wholly owned subsidiary and Wisetop became our controlling stockholder.

In connection with our reverse acquisition of Megaway, we entered into the Cancellation Agreement with Mr. Gerald Pascale, whereby Mr. Pascale agreed to the cancellation of 4,805,387 shares of our common stock owned by him.

Upon the closing of the reverse acquisition, Mr. Gerard Pascale, our sole director and officer, submitted a resignation letter pursuant to which he resigned from all offices that he held effective immediately and from his position as our director that became effective on July 10, 2009. Guohong Zhao was appointed as our director effective upon the closing of the reverse acquisition. In addition, our executive officers of the Company were replaced by the Siping Juyuan executive officers upon the closing of the reverse acquisition as indicated in more detail below.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Megaway as the acquirer and the Company as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Megaway on a consolidated basis unless the context suggests otherwise.

Reincorporation of BTHC

On November 24, 2009, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with THT Heat Transfer Technology, Inc., the Surviving Corporation, a Nevada corporation and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company agreed to merge with and into the Surviving Corporation, with the Surviving Corporation continuing as the surviving entity. This transaction is referred to as the Reincorporation Merger. The Reincorporation Merger became effective on November 30, 2009, which is referred to as the Effective Time.

As a result of the Reincorporation Merger, the legal domicile of the Surviving Corporation is now Nevada. The Reincorporation Merger was consummated to move the Company’s domicile to Nevada as described in our Definitive Information Statement on Schedule 14C, or Information Statement, filed with the Securities and Exchange Commission on October 5, 2009, which description is incorporated by reference. As described in the Information Statement, the Merger Agreement and Reincorporation Merger were duly approved by the written consent of stockholders of the Company owning at least a majority of the outstanding shares of the Company’s common stock, dated September 16, 2009. A copy of the Merger Agreement is attached to this report as Exhibit 2.1 and is incorporated herein by reference.

Pursuant to the terms of the Merger Agreement, (i) the Company merged into the Surviving Corporation, with the Surviving Corporation being the surviving corporation, and the Company thereby changed its name to THT Heat Transfer Technology, Inc.; (ii) from and after the Effective Time, the Company possesses all of the rights, privileges, powers, and franchises of the predecessor corporation in the merger, and the predecessor corporation’s debts and liabilities became the debts and liabilities of the Surviving Corporation; (iii) the predecessor corporation's existing Board of Directors and officers became the Board of Directors and officers of the Surviving Corporation; and (iv) the Articles of Incorporation and Bylaws of the Surviving Corporation now govern the Surviving Corporation. A description of the provisions of the Articles of Incorporation and Bylaws of the Surviving Corporation was previously disclosed in the Information Statement. Copies of the Articles of Incorporation and Bylaws of Surviving Corporation, as amended to date, are attached hereto as Exhibits 3.1 and Exhibit 3.2, respectively.

The Reincorporation Merger did not result in any change in headquarters, business, jobs, management, location of any of offices or facilities, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation Merger, which are immaterial). Management, including all directors and officers, remain the same in connection with the Reincorporation Merger. There were no substantive changes in the employment agreements for executive officers or in other direct or indirect interests of the current directors or executive officers as a result of the Reincorporation Merger. Following the Reincorporation Merger, the securities of the Surviving Corporation continued to be registered under Section 12(g) of the Exchange Act of 1934 by virtue of Rule 12g-3 of the Exchange Act.

As a result of the Reincorporation Merger, each outstanding share of the predecessor corporation’s common stock, par value $0.001 per share, was automatically converted into one share of the Surviving Corporation’s common stock, par value $0.001 per share. Each outstanding certificate representing shares of the predecessor corporation’s common stock is deemed, without any action by the predecessor corporation’s stockholders, to represent the same number of shares of the Surviving Corporation’s common stock.

Our Industry

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

Growth of the Chinese Heat Exchange Industry

We anticipate that growth in the Chinese heat exchanger industry will mainly be driven by the following factors:

Fast economic growth in China

According to the Development Research Center of the PRC State Council, China’s GDP is expected to grow 9.5% in 2010, which is one of the fastest in the world. Heat exchangers are widely used in various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical, and shipbuilding, therefore the heat exchanger market benefits from the overall economic growth.

Growing Energy Needs

A fast growing economy requires more energy. In pace with the rising energy needs, more and more power plants are being constructed. Heat exchangers are widely used in the closed circulation system of a thermal power plant, nuclear reactor heat exchange system and regular water cooling system of nuclear power plant. According to State Electricity Regulatory Commission, energy investment in China was US$ 84.9 billion in 2009 and is expected to grow at compound annual growth rate of 10% till 2013.The Chinese government plans to spend a total of US$ 66 billion in nuclear power plant construction. By 2020, altogether 23 million-KW level nuclear power plants will be constructed. In 2009, 5 new nuclear power plants have started construction in Zhejiang, Shandong, Guangdong and Hainan province.

Environmental Protection

New environmental rules and regulations have helped reduce emissions and energy consumption. The Chinese government and other countries’ governments encourage investments to reduce energy consumption and emission. In many applications, industry buyers tend to use heat exchangers instead of simple cooling systems in consideration of both efficiency and energy savings. In 2009, investment in energy savings and reducing emissions in China was US $4.4 billion and is expected to reach US $7.3 billion in 2010.

Fast Pace Urbanization

District heating systems are required in cities in the northern part of China, which are experiencing fast urbanization. Heat exchangers are an important part of district heating systems. Also, HVAC (Heating, Ventilation and Air Conditioning), which is essential to buildings, requires installation of heat exchangers. In 2009, the HVAC market in China was US$6.00 billion and is expected to grow at compound annual growth rate of 25% by 2012.

Shipbuilding Rise

Sea transportation remains China’s most important transportation method and we expect that sea transportation will continue to grow due to continued globalization. To satisfy the need for more sea transportation, more ships are required to be built. Heat exchangers are installed in engine cooling systems and air-conditioning systems of every ship. China has become a strong player in shipbuilding. In 2009, China accounted for 38.5% of shipbuilding orders worldwide, according to the statistics provided by Ministry of Industry and Information Technology. In 2010, China is expected to deliver 77.1 million DWT (Deadweight Tonnage) of new ships, representing a compound annual growth rate of 51% from 2006.

Our Competitive Strengths

We believe that the following strengths enable us to compete effectively in and to capitalize on growth in the heat exchange industry in China:

  Leading market position. In 2008, we ranked second in China in terms of sales revenue among plate heat exchange manufacturers. This leading sales position will help develop our brand and brand awareness throughout China and assist us in acquiring an even larger market share in the future.

  Comprehensive solution provider. Unlike most other heat exchanger manufacturers in China, we not only provide heat exchange products, but also provide comprehensive solution to our customers. As a total solution provider, we analyze the working condition of our customers; provide optimized design based on analysis and simulation, offer high quality heat exchange products, and continuously assist our customer in improving their heat exchange processes.

  Broad product range. We provide the broadest range of heat exchanger products in China other than Alfa Laval, the global market leader for heat exchanger products. Our products include plate heat exchangers, shell and tube heat exchangers, heat exchange units, air-cooled heat exchangers, welded plate heat exchangers and plate-and-shell heat exchangers. The broad product variety provides our customers with one-stop purchasing convenience.

  Solid track record. Over the past 10 years, we have successfully completed over 3,000 projects in more than 15 industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding. We have provided heat exchange solutions to Fortune 500 companies including Shell, BP, BASF, LG, Sinopec, and China Shenhua and for critical projects in both the PRC and other foreign countries, including Beijing 2008 Olympics Wukesong Sports Center, Guangdong Linao nuclear plant and BASF Chemical plant in Germany. Our strong track record demonstrates our ability in developing and providing high quality solutions and products that has provide our Company with a strong brand and reputation in the industry.

  Professional sales team. We have a sales team with 132 experienced sales people, which we believe is among the largest in the Chinese market. Our sales people are organized into 4 groups by industry, namely metallurgy, heat and power, petrochemical and shipbuilding, each specialized in serving customers in the specific industry. With specialization, our sales people are able to be more focused and be equipped with better industry knowledge and experience.

Our Growth Strategy

We are committed to enhancing our sales, profitability and cash flows through the following strategies:

  Increase production and processing capacity. To fulfill future sales growth and enhance our capacity during peak periods, recently expanded our production facility. Our new workshop has a floor area of 7,356 square meters and our new production line of plate heat exchangers with a designed capacity of 200,000 square meters annually was implemented in the new workshop in October 2009.

  Expand sales network. We will further expand our sales network by establishing new sales offices in China. Meanwhile, we are strengthening our marketing efforts in the international market.

  Continue developing new products. We will continue to develop new products to broaden our product range so as to meet broader customer demands and seize large market shares. New products under development include semi-welded plate heat exchanger, disassemble plate evaporator, welded plate falling-film evaporator and oversized plate-and-shell heat exchanger. These new products will help us to reach a larger number of customers in the chemical, food and beverage, pharmaceutical and refinery industries.

Our Products

Our products and heat exchange solutions are sold to customers in the chemical industry, metallurgical industry, and shipbuilding industry. Our products are also used with heating, ventilating and air conditioning, or HVAC, systems and district heating (i.e., a system for distributing heat generated in a centralized location for residential and commercial heating requirements such as space heating and water heating). Our products include plate heat exchangers, shell and tube heat exchangers, air-cooled heat exchangers, welded plate heat exchangers, heat exchanger units, plate and shell heat exchangers.

Plate Heat Exchangers

A plate heat exchanger is a type of heat exchanger that uses metal plates to transfer heat between two fluids. This type of heat exchanger has a major advantage over a conventional shell and tube heat exchangers because the fluids are exposed to a much larger surface area because the fluids spread out over the plates. This spreading out of the fluids over the plates facilitates the transfer of heat, and greatly increases the speed of the temperature change.

The plate heat exchanger consists of a coiled pipe containing one fluid that passes through a chamber containing another fluid. The walls of the pipe are usually made of metal or another substance with a high thermal conductivity, to facilitate the interchange, whereas the outer casing of the larger chamber is made of a plastic or coated with thermal insulation, to discourage heat from escaping from the exchanger.

Plate heat exchangers are used in a variety of industries including, iron and steel, aluminum, chemical, electric power generation, nuclear power generation, central building air-conditioner, pharmaceutical, and food and beverage. Plate heat exchanger sales accounted for approximately 63% of our revenues in 2009.

Shell-and-tube Heat Exchanger

A shell-and-tube heat exchanger is a type of heat exchanger that consists of a shell (a large pressure vessel) with a bundle of tubes inside it. One fluid runs through the tubes, and another fluid flows over the tubes (through the shell) to transfer heat between the two fluids. Heat is transferred from one fluid to the other through the tube walls, either from tube side to shell side or vice versa. The fluids can be either liquids or gases on either the shell or the tube side. Shell-and-tube heat exchanger sales accounted for approximately 12% of our revenues in 2009.

Shell-and-tube heat exchangers are used in most of the same industries as plate heat exchangers. Shell-and-tube heat exchangers are most commonly used with extremely high-pressure liquids.

Heat Exchanger Units

A heat exchanger unit is a whole set of district heating control equipment. A heat exchanger unit integrates the following components: plate heat exchangers, circulating pump, water supplement pump, thermometer, manometer, various sensors, conduits, valves and industrial controls, water supplement system, stable pressure system, frequency conversion flux control system, heat measurement and network communication control system. We combine these components on-site at our manufacturing facilities. We utilize our proprietary technologies to customize heat exchanger units to our client’s specifications. Sales of heat exchanger units accounted for approximately 17% of our revenues in 2009.

Our heat exchanger units are most widely used in thermal power plants and residential heating systems, which require integration of control and monitoring systems for several different spaces.

Air-cooled Heat Exchanger

An air-cooled heat exchanger is a pressure vessel which cools a circulating fluid within finned tubes by forcing ambient air over the exterior of the tubes. A common example of an air cooler is a car’s radiator. Air-cooled heat exchangers are beneficial because they increase plant efficiency and they are a “green” solution as compared to cooling towers and shell and tube heat exchangers because they do not require an auxiliary water supply (water lost due to drift and evaporation, plus no water treatment chemicals are required). Sales of air-cooled heat exchangers accounted for 2% of our revenues in 2009.

Air-cooled heat exchangers are used in various industries where cooling liquids are too costly to obtain or not readily available.

Welded Plate Heat Exchanger

A welded plate heat exchanger is used for heat exchange between high-pressure fluids or where a more compact product is required. In place of a pipe passing through a chamber, there are instead two alternating chambers, usually thin in depth, separated at their largest surface by a corrugated metal plate. The heat transfer plates are connected by welding. Compared with other plate heat exchangers, welded plate heat exchangers can work under situations where the liquid pressure is higher. However, as the heat transfer plates are welded, it is less convenient to maintain and clean as compared with other types of plate heat exchangers that are connected by gaskets. Welded plate heat exchangers accounted for 2% of our revenues in 2009.

Welded plate heat exchangers are applied in many of the same industries as other plate heat exchangers and as shell-and-tube heat exchangers.

Plate-and-Shell Heat Exchanger

A plate-and-shell heat exchanger is a hybrid type of heat exchanger that combines aspects of the plate heat exchanger with aspects of the shell-and-tube heat exchanger. Plate-and-shell heat exchangers consist of a shell (a large pressure vessel) with heat transfer plates inside of the shell instead of tubes.

One of the advantages of a plate-and-shell heat exchanger is its high heat transfer efficiency. These types of heat exchangers also have a compact structure and light weight. Shell-and-plate heat exchangers are also resistant to high pressure and high temperatures. They are commonly used to meet the requirements of large-scale equipment used in oil refining, the chemical industry, fertilizer production and metallurgy. The heat transfer efficiency of a plate-and-shell heat exchanger is more than double that of a shell-and-tube heat exchanger. Sales of plate-and-shell heat exchangers accounted for 1% of our total sales for 2009.

Other heat exchange products accounted for 3% of our revenues for 2009.

New Products under Development

Our research and development department is constantly working on new products for our customers and enhancements to our existing products. Currently, our research and development team is working on semi-welded plate heat exchangers, disassemble plate evaporators, welded plate falling-film evaporators and oversized plate-and-shell heat exchangers.

  Semi-welded plate heat exchanger. A semi-welded plate heat exchanger is similar to a welded plate heat exchanger, but the heat transfer plates are connected by welding at one side and by gaskets at the other side instead of welding on both sides. The benefit of a semi-welded plate heat exchanger is that it can function well with a high pressure liquid on the welded side just like a welded plate heat exchanger, except that it is easier to clean and maintain because it has gaskets on the other side. Semi-welded plate heat exchangers are commonly used in tower cooling in connection with sulfuric acid production. We started sales of our semi-welded plate heat exchanger products in December 2009.

  Evaporator. An evaporator is used to concentrate beverages, foods and chemicals by vaporizing water from the fluids containing the desired products. It is commonly used in the food, beverage and pharmaceutical industries. We expect to commercialize our disassemble plate evaporator in May 2010. We are also developing a welded plate falling-film evaporator. A welded plate falling-film evaporator can be operated with very low temperature differences between the heating media and the boiling liquid, and it also has very short product contact times, typically just a few seconds per pass. These characteristics make the falling film evaporator particularly suitable for heat-sensitive products. We expect to commercialize our welded plate falling film evaporator in September 2010.

  Oversized plate-and-shell heat exchanger. An oversized plate-and-shell heat exchanger utilizes a heat transfer plate that has a developed area of more than 6,000 square meters. Oversized plate-and-shell heat exchangers are commonly used in large refinery equipment such as catalytic reforming or hydrogenation equipment used in the petrochemical industry. We expect to commercialize our oversized plate-and-shell heat exchanger in July 2011.

Manufacturing

Manufacturing Facilities

Our manufacturing facilities are based in Siping City, Jilin Province, Northeast China. The total floor area of our facility is approximately 17,482 square meters. The production portion of the facility is approximately 11,275 square meters. Our research and development center is approximately 1,164 square meters and our executive office building, garage, and dormitory are approximately 5,043 square meters. We currently have two production lines for plate heat exchangers with an annual capacity of 500,000 square meters and one welding workshop with an annual capacity of 3,000 tons. The plate heat exchanger production line produces all heat transfer plates used in our plate heat exchangers, heat exchange units, air-cooled heat exchangers, welded plate heat exchangers and plate-and-shell heat exchangers. This production line also assembles heat transfer plates into plate heat exchangers. The welding work shop assembles shell and tube heat exchangers, heat exchanger units, air-cooled heat exchangers, welded plate heat exchangers and plate-and-shell heat exchangers, which require intensive welding operations. The facility is located on a 36,530 square meter plot of land for which we own the land use right.

The capacity and utilization of our production lines are set forth below:

Production line	Current capacity	2009 Utilization	2008 Utilization
Plate heat exchanger production line (square meters)	300,000	85%	65%
Welding workshop (tons)	3,000	65%	49%
Plate heat exchanger production line (square meters)	200,000	12%	-

In real operation, the run hours of our production lines vary considerably from time to time over the year. This is mainly because our products are customized rather than standard products, and our sales orders are commonly project based and placed unevenly over the year. In addition, the market demand from the heat industry tends to demonstrate strong seasonality. The period from July to October every year is commonly the peak season when the residential heating system for northern China is implemented. Therefore, with the current utilization rate, our production lines have been running at full capacity during the peak periods.

To fulfill future sales growth and to enhance our capacity during peak periods, we further expanded our production facility. Our new workshop, which started operation in October 2009, has a floor area of 7,356 square meters and a new production line for plate heat exchangers with a designed capacity of 200,000 square meters. With the new workshop, are able to further streamline our production lines and have more space available for assembly and welding. In the new plate heat exchanger production line, we installed a 6,000 ton press machine to produce smaller size heat transfer plates while the old plate heat exchanger production line with a 22,000 ton press machine will be used to produce larger sized heat transfer plates. With the new workshop and the new production line, we believe both our production capacity and efficiency will be significantly improved.

Manufacturing Processes

The following diagram illustrates the production process for our plate heat exchangers.

Production Process for Plate Heat Exchanger Manufacturing

The manufacturing process for the plate heat exchanger begins with the removal of edges from steel plates that we acquire as a raw material. Once the edges are removed, we cut the steel plate down to the desired size. The next step is the pressing of the steel plate to the desired shape and form. After the pressing is complete, we seal and combine the heat transfer plates together. The final step is to conduct a hydrostatic pressure test, which tests our product for leakage and also tests the strength of the product to ensure conformity to customer specifications.

The following diagram illustrates the production process for our shell-and-tube heat exchangers.

Production Process of Shell-and-Tube Heat Exchanger Manufacturing

The manufacturing process for the shell-and-tube heat exchanger begins with the welding and combination of the shell and heat exchange tube. The next step is to conduct a hydrostatic pressure test, which tests our product for leakage and also tests the strength of the product to ensure conformity to customer specifications.

The production process for our heat exchange units, air-cooled heat exchangers, welded plate heat exchangers and plate and shell heat exchangers is similar to that of our plate heat exchanger production process, except that additional processes are added to arrive at the finished product. With the heat exchange units, additional components are added in the welding workshop, including a circulating pump, water supplement pump, thermometer, manometer, various sensors, conduits and valves. In the case of the air-cooled heat exchanger, additional fans and blowers are added to the plate heat exchanger in the welding workshop. With the welded plate heat exchanger, the heat transfer plates are welded rather than connected by gaskets. Finally, in the case of the plate and shell heat exchanger, the heat transfer plates replace tubes inside the shell vessel.

Raw Materials

We purchase raw materials for each project and the procurement is subject to different solutions designed to customer specifications, including the material type, material volume and accessories. Our raw materials are mainly stainless steel plates, carbon steel plates, titanium steel plates, nickel steel plates, and other steel base alloys. Different steel plates are used to produce heat exchangers used in different environments or for use with different fluids. For heat exchangers used in environments full of corrosive air or liquids, such as on a ship or in alumina smelting, or used to exchange heat from highly-corrosive fluids, such as acid and alkali chemicals, corrosion resistant steel plates, such as titanium steel plates, nickel steel plates, steel base alloy like 254SMO and Hastelloy alloy, are used as raw materials. For heat exchangers used in a regular environment or with regular fluids, stainless steel plates and carbon steel plates are used as raw materials. We also purchase heat transfer tubes from third party vendors to produce shell-and-tube heat exchangers and plate-and-shell heat exchangers.

Our Suppliers and Supplier Arrangements

The raw materials that we use to produce our products are widely available in the market. Since our products are mostly customized rather than standard products, we usually make purchases based on orders received, and commonly in small batches. Therefore, we make purchases from trading companies so that we are able to place orders in small batches and request quick deliveries. Most of these trading companies are distributors of large global steel or alloy manufacturers such as Nippon Yakin Co., Ltd., TISCO, Haynes International, Inc., BAOTI, and Nippon Steel Corporation.

The following table sets forth our top ten suppliers in 2009:

Supplier	Raw materials	Amount US$ ’000
Tianjin Gerui New Metal Co., Ltd.	White Steel Plate	2,692
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	1,800
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	1,229
Dashiqiao Xiangyun Petrochemical Machinery Factory	Flange \ Forging	998
Xi'an Lianyi Rubber Products Co., Ltd.	Glue Cushion	961
Siping Tianyan Electrical Manufacturing Co., Ltd.	White Steel Plate	734
Zhejiang Jiuli Special Material Technology Co., Ltd.	White Steel Tube	647
Wuxi Huarui Iron and Steel Trading Co., Ltd	White Steel Plate	587
Jiangmen Xinhao Special Stainless Steel Co., Ltd.	White Steel Plate	565
Siping Xinguangju Automatic Control Equipment Co., Ltd.	Electrical Cabinets	536

The following table sets forth our top ten suppliers in 2008.

Supplier	Raw materials	Amount US$ ’000
Tianjin Gerui New Metal Co., Ltd.	Titanium Steel, Nickel Steel, Stainless Steel	4,641
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	Stainless Steel	3,307
Shanghai Non-Ferrous Metals Pudong Development Trade Co., Ltd.	Hastelloy Alloy	1,679
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	1,384
Jiangmen Xinhao Special Stainless Steel Co., Ltd.	Titanium Steel, Nickel Steel, Stainless Steel	1,242
Wuxi Huarui Iron and Steel Trading Co., Ltd	Stainless Steel Plate	1,051
Beijing Richead Co., Ltd.	Titanium Steel Plate	937
Shanghai Huaxia Industrial Co., Ltd.	Titanium Steel Plate	936
Baoji Chuangxin Metal Material Co., Ltd.	Titanium Steel Plate	847
Wuxi Precision Steel Tube Co., Ltd	Heat Transfer Tube	823

We pay the entire purchase price for the raw materials upon delivery. For materials purchased domestically, we pay 100% on receipt. For imported materials, we are usually required to make 30% deposit upon making an order with the balance due upon receipt.

Our Customers

Our customers are widely dispersed throughout various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding. Our products have been well received by Fortune 500 companies in large projects worldwide. The following table identifies some of our customers and the projects in which our products have been used.

*All marks are trademarks or registered trademarks of their respective owners. The display of trademarks herein does not imply that a license of any kind has been granted.

The following table sets forth our top ten customers in 2009:

Customer	Main Products	Amount US$ '000 (including value-added tax)	% of Revenue
China National Electric Equipment Corporation	Plate Heat Exchanger	1,605	4.60%
Ningbo Wanhua Polyurethane Co., Ltd.	Plate Heat Exchanger	1,415	4.06%
China Packaging and Food Machinery Corporation	Plate Heat Exchanger	1,271	3.64%
Five Rings Technology Co., Ltd.	Plate Heat Exchanger	1,176	3.37%
Guangzhou Wen Chong Shipyard Co., Ltd.	Plate Heat Exchanger	1,048	3.00%
Tianjin Bohai Chemical Industry Co., Ltd.	Air-cooled Heat Exchanger Plate Heat Exchanger	989	2.83%
China National Machinery and	Shell-and-Tube	907	2.60%
Equipment Import & Export Corporation	Heat exchanger
Liaoyang Gongchangling Qinglong Heating Co., Ltd.	Heat Exchanger Unit	895	2.57%
China Communications Tianjin Waterway Bureau Co., Ltd.	Plate Heat Exchanger	815	2.34%
Jinzhou City Heating Co., Ltd.	Plate Heat Exchanger	774	2.22%

The following table sets forth our top ten customers in 2008:

Customer	Main Products	Amount US$ '000 (including value-added tax)	% of Revenue
Siping Juyuan Plate Heat Exchanger Corporation	Plate Heat Exchanger	5,804	17.9%
Guangxi Xinfa Aluminum & Electricity Co., Ltd.	Plate Heat Exchanger	2,834	8.7%
Chiping Xinfa Huayu Alumina Co., Ltd.	Plate Heat Exchanger	2,462	7.6%
China National Electric Equipment Corporation	Plate Heat Exchanger	2,401	7.4%
China National Packaging and Food Machinery Corporation	Plate Heat Exchanger	1,308	4.0%
Zhongjiao Tianjin Channel Corporation	Plate Heat Exchanger	1,163	3.6%
China Huadian Corporation	Shell-and-tube Heat Exchanger	1,226	3.8%
Qinhuangdao City District Heating Corporation	Heat Exchanger Unit	1,196	3.7%
Wuhuan Engineering Co., Ltd.	Shell-and-tube Heat Exchanger	1,118	3.4%
Baotou City District Heating Corporation	Plate Heat Exchanger	1,104	3.4%

Sales and Marketing

As of December 31, 2009, our sales force consisted of 132 experienced sales people organized into 4 groups, namely heat and power, shipbuilding, metallurgy and petrochemical, each serving our customers in the specific industry. With specialization, our sales people are able to be more focused and be equipped with better industry knowledge and experience. Of the 132 sales people, 63 are based in Beijing and Siping, and 69 are based in 10 other sales offices.

Besides Siping and Beijing, we established 10 sales offices in 10 provinces in China. The following table set forth the location of our sales offices:

Region	Number of offices	Location
Northern China	3	Harbin, Shenyang, Baotou
Eastern China	2	Qingdao, Shanghai
Central China	2	Wuhan, Zhengzhou,
Western China	3	Xi’an, Taiyuan, Chengdu

Each sales office makes direct sales and provides after-sales services to the customers in its area. Our sales offices in Qingdao, Wuhan, Xi’an, Zhengzhou, Taiyuan, Chengdu, Harbin, Shenyang and Baotou are focused on sales to the heating and power industry while our Shanghai sales office is focused on sales to the shipbuilding industry.

Competition

The heat exchanger market in China is very segmented and competitive. There are over 1,500 heat exchanger manufacturers in China, most of which are relatively small in size. As a leading heat exchanger manufacturer in China, we mainly face competition from the leading domestic players including SmartHeat, Shanghai Accessen and Lanzhou Lanshi, as well as the leading international players including Alfa Laval and Aluminium Plant & Vessel Company Limited, or APV, who have presence in China. A brief summary and analysis of our major competitors is set out below:

  Alfa Laval is the largest plate heat exchanger manufacturer in the world as well as in China. Alfa Laval has the broadest range of products covering application in almost all applicable industries. Since it also produces other industrial products like separators, Alfa Laval is also able to provide customers with integrated solutions of heat exchangers and other industrial products. In the shell-and-tube heat exchangers market, Alfa Laval is especially strong in providing products to the food and beverage industry and the pharmaceutical industry. Alfa Laval is our key competitor in almost all industries. As compared to Alfa Laval, we are able to provide products of similar quality at a lower price.

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

  SmartHeat, Inc. is a Chinese manufacturer of heat exchangers that is listed on NASDAQ Global Market. Its production facility is located in Shenyang, Northeast China. SmartHeat manufactures and sells plate heat exchangers, heat exchanger units and heat meters. It used to be the OEM service provider of Sondex, the Denmark manufacturer of plate heat exchangers, who is an especially strong competitor in the oil and gas industry. SmartHeat is also more experienced in producing heat exchanger units but produces no shell-and-tube heat exchangers. As compared to SmartHeat, we believe that we have stronger research and development capabilities and have a broader range of products. We also believe that we have a longer track record in the industry than SmartHeat.

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

Intellectual Property

Trademarks

We sell all our products under trademarks of “巨元” and “THT”. “巨元” has been registered with the State Trademark Bureau of PRC and has a valid term of 10 years expiring August 20, 2010. “THT” has been registered with the State Trademark Bureau of PRC at July 14, 2009 and has a valid term of 10 years expiring July 13, 2019.

Patents

We own 7 patents, all of which are for utility models. The term of the patents, as stipulated by the PRC Patent Law, is 10 years starting from the authorization date. The following table lists our patents, their registration and certificate numbers and their authorization dates:

Patents	Registration No.	Certificate No.	Authorization Date
Variable section flow channel plate heat exchanger	ZL200720093847.4	1109105	2008-10-08
Wide flow channel disassemble plate heat exchanger	ZL200520127760.5	876165	2007-03-07
Wide flow channel welded plate heat exchanger	ZL200520127762.4	842256	2006-11-29
Large-scale closed cooling water circulator	ZL200520127763.9	CN 2842348Y	2006-11-29
Block type heat exchanger	ZL200520127761X	842022	2006-11-29
Multi-combined block type heat exchanger	ZL00266936.0	464763	2001-11-28
Rotational flow shell-and-tube heat exchanger	ZL00266938.2	465069	2001-11-28

Environmental Matters

Our manufacturing facilities are subject to various pollution control regulations with respect to noise and air pollution and the disposal of waste and hazardous materials. We also are subject to periodic inspections by local environmental protection authorities. Our operating subsidiaries have received certifications from the relevant PRC government agencies indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Regulation

Because our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC.

We are subject to the environmental regulations described in the preceding section entitled “Our Business – Environmental Matters.”

There is no private ownership of land in China. Upon payment of a land grant fee, land use rights can be obtained from the government for a period unto 50 years in the case of industrial land and are typically renewable. We have received the necessary land use rights certificate for three land lots, all of which are located at No.5 NanhuanRoad, Tie Xi District, Siping City. The three land lots occupy a total of 36,529 square meters.

We are also subject to China’s foreign currency regulations. The PRC government has controlled Renminbi reserves primarily through direct regulation of the conversion of Renminbi into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks, and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

Under current PRC laws and regulations, Foreign Invested Entities, or FIEs, may pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, FIEs in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount of such reserves reaches 50.0% of their registered capital. These reserves are not distributable as cash dividends. The board of directors of an FIE has the discretion to allocate a portion of the FIEs’ after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

We do not face any significant government regulation in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Employees

As of December 31, 2009, we employed a total of 597 full-time employees. The following table sets forth the number of employees by function:

Function	Number of employees
Senior Management	8
Solution design	30
Sales	132
Marketing	30
Procurement	8
Production	227
Quality Control	24
R&D	65
HR & Administration	53
Finance	18
Internal Audit and Control	2
TOTAL	597

As required by applicable PRC law, we have entered into employment contracts with most of our officers, managers and employees. We are working towards entering employment contracts with those employees who do not currently have employment contracts with us. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant disputes or any difficulty in recruiting staff for our operations.

Our employees in China participate in a state pension scheme organized by PRC municipal and provincial governments. We are currently required to contribute to the scheme at a rate of 30.6% to 31.2% of the average monthly salary.

In addition, we are required by PRC law to cover employees in China with various types of social insurance, and we believe that we are in material compliance with the relevant PRC laws.

Insurance

We maintain property insurance for our premises located at Siping, China where our main production facilities are located. The aggregate maximum amount covered by our insurance policy is up to RMB 25.39 million (approximately $3.72 million). We also maintain property insurance for our automobiles. We do not maintain business interruption, product liability insurance or key-man life insurance. We believe our insurance coverage is customary and standard of companies of comparable size in comparable industries in China. However, we cannot ensure that our existing insurance policies are sufficient to insulate us from all loses and liabilities that we may incur.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Our Address

The address of THT’ principal executive office in China is No.5 Nanhuan Road, Tiexi District, Siping, Jilin Province, People’s Republic of China, 136000 and our telephone number is 86-434-3265241. We maintain a website at www.tht.cn that contains information about us, but that information is not a part of this Annual Report.

Item 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our industry is very competitive in China.

The domestic market for heat exchange products is fragmented and highly competitive. We compete with over 1,500 small-sized, local Chinese heat exchanger manufacturers. The number of these companies varies from time to time. While we may have greater resources than our smaller competitors, it is possible that these competitors have better access in certain local markets to customers and prospects and lower production and raw material costs. Some of our products compete on the basis of price and are sold in fragmented markets with low barriers to entry, allowing less expensive domestic producers to gain market share and reduce our margins.

Foreign competition is intense and could have a material adverse effect on our financial condition and results of operations.

In addition to domestic competition, we face intense competition from foreign competitors. The intensity of foreign competition is affected significantly by fluctuations in the value of the U.S. dollar against Chinese currency and by the level of import duties imposed by the Chinese government on certain products. Our major international competitors are Alfa Laval and APV. Many of our competitors have more resources and greater brand recognition than we enjoy. While our resources may not be as great as our larger competitors, we believe our product quality and direct sales offices and distribution network are superior in China. If our competitors are able to gain greater market share or improve their sales efforts, our sales may decrease, we may be forced to lower our prices, or our marketing costs may increase, all of which could negatively impact our financial results.

Our revenue will decrease if the industries in which our customers operate experience a protracted slowdown.

Our products mainly serve as key components in projects operated by our customers who are mostly in the chemical, metallurgical, shipbuilding, HVAC and district heating industries. Therefore, we are subject to the general changes in economic conditions affecting those industry segments of the economy. If the industry segments in which our customers operate do not grow or if there is a contraction in those industries, demand for our valve products will decrease. Demand for our products is typically affected by a number of overarching economic factors, including, but not limited to, interest rates, the availability and magnitude of private and governmental investment in infrastructure projects and the health of the overall global economy. If there is a decline in economic activity in China and the other markets in which we operate or a protracted slowdown in industries on which we rely for our sales, demand for our products and our revenue will likewise decrease.

Approximately 31.23% of our sales revenues were derived from our ten largest customers and 4.60% of our sales revenues in 2009 were derived from our largest customer, and any reduction in revenues from any of these customers would reduce our revenues and net income.

Approximately 31.23% of our sales revenue in 2009 came from our top ten customers, with China National Electric Equipment Corporation accounting for approximately 4.60% of our sales revenue in 2009. If we cease to do business at or above current levels with the top customers or with any other large customers who contribute significantly to our sales revenues, and we are unable to generate additional or substitute sales revenue, our net income would decline considerably.

Any decrease in the availability, or increase in the cost, of raw materials could materially affect our earnings.

Our operations depend heavily on the availability of various raw materials. The raw materials for our operations are mainly stainless steel plates, carbon steel plates, titanium steel plates, nickel steel plates and other steel based alloy. The availability of raw materials may decrease and their prices may fluctuate greatly. We have long-term relationships with several suppliers; however, if our suppliers are unable or unwilling to provide us with raw materials on terms favorable to us, we may be unable to produce certain products. This could result in a decrease in profit and damage to our reputation in our industry. In the event our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials or energy resources could materially increase our costs and therefore lower our earnings. Additionally, certain of our supply contracts are for fixed prices. Although we currently benefit from favorable pricing in some of these supply contracts, if market prices for these raw materials decline, we may not be able to take advantage of decreasing market prices, and our profit margins may suffer.

Our rapid expansion could significantly strain our resources, management and operational infrastructure which could impair our ability to meet increased demand for our products and hurt our business results.

To accommodate our anticipated growth, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking system. Such measures will require us to dedicate additional financial resources and personnel to optimize our operational infrastructure and to recruit more personnel to train and manage our growing employee base. If we cannot successfully implement these measures efficiently and cost-effectively, we will be unable to satisfy the demand for our products, which will impair our revenue growth and hurt our overall financial performance.

Our business is capital intensive and our growth strategy may require additional capital which may not be available on favorable terms or at all.

We believe that our current cash, cash flow from operations and the proceeds from this offering will be sufficient to meet our present and reasonably anticipated capital and capital expenditure needs given the current state of our production line for the marketing of the products. We may, however, require additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Guohong Zhao, our Chairman and Chief Executive Officer and Jianjun He, our Chief Financial Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Unexpected equipment failures may damage our business due to production curtailments or shutdowns.

We conduct periodic inspection and maintenance of all of our equipment to minimize the impact of interruption of production and prevent breakdown because this machinery is highly specialized and cannot be repaired or replaced without significant expense and time delay. On occasion, our equipment may be out of service as a result of unanticipated failures which may result in material plant shutdowns or periods of reduced production. Interruptions in production capabilities will inevitably increase production costs and reduce our sales and earnings. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or adverse weather conditions. Furthermore, any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative effect on our profitability and cash flows. Although we have business interruption insurance, we cannot provide any assurance that the insurance will cover all losses that we experience as a result of the equipment failures. In addition, longer-term business disruption could result in a loss of customers. If this were to occur, our future sales levels, and therefore our profitability, could be adversely affected.

Our failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We strive to strengthen and differentiate our product portfolio by developing new and efficient manufacturing processes and innovative products and product improvements. We maintain seven utility model patents and three registered trademarks and one trademark application pending registration with State Trademark Bureau of PRC as intellectual property assets. We believe that the protection of our intellectual property will become increasingly important to our business. Implementation and enforcement of intellectual property-related laws in China has historically been lacking due primarily to ambiguities in PRC intellectual property law. Accordingly, protection of intellectual property and proprietary rights in China may not be as effective as in the United States or other countries. We will continue to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection may be inadequate. For example, our pending or future patent applications may not be approved or, if allowed, they may not be of sufficient strength or scope. As a result, third parties may use the technologies and proprietary processes that we have developed and compete with us, which could negatively affect any competitive advantage we enjoy, dilute our brand and harm our operating results.

In addition, policing the unauthorized use of our proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights and given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee litigation would result in an outcome favorable to us. Furthermore, any such litigation may be costly and may divert management attention away from our core business. An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation. We have no insurance coverage against litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties. All of the foregoing factors could harm our business and financial condition.

If our customers and/or the ultimate consumers of products that use our products successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Due to the high pressures and temperatures at which many of our products are used and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We have been subject to claims in the past, none of which have had a material adverse effect on our financial condition or results of operations, and we may be subject to claims in the future. We currently do not maintain product liability coverage and such insurance may be difficult to obtain on terms acceptable to us and may not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions, or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition.

Our products may become subject to recall in the event of defects or other performance related issues.

We are at risk for product recall costs which are costs incurred when, either voluntarily or involuntarily, a product is recalled through a formal campaign to solicit the return of specific products due to a known or suspected performance defect. Costs typically include the cost of the product, part or component being replaced, the cost of the recall borne by our customers and labor to remove and replace the defective part or component. Our products have not been the subject of an open recall. If a recall decision is made, we will need to estimate the cost of the recall and record a charge to earnings in that period. In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and our distributor or customer. As a result, these estimates are subject to change. Excessive recall costs or our failure to adequately estimate these costs may negatively affect our operating results.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Ms. Jinghua Zhao is the indirect, beneficial owner of approximately 92.5% of our common stock. As a result, she has significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our manufacturing facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our manufacturing facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. We do not carry any business interruption insurance, product recall or third-party liability insurance for our manufacturing facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defaults with our products, product recalls, accidents on our property or damage relating to our operations. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2009. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2010. We have identified that in our internal control system we do not have accounting staff who are experienced with US GAAP, we do not have qualified resources to perform the internal audit functions properly and we lack an internal audit department. Our management have identified the steps necessary to address the material weaknesses, including hiring experienced accounting staff and early evaluation and review of complex and non-routine transactions. However, we can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

We may be classified as a passive foreign investment company, which could result in adverse United States federal income tax consequences to U.S. holders.

We believe that we are not considered a “passive foreign investment company,” or PFIC, for United States federal income tax purposes for our tax year ending December 31, 2009. However, each year we must make a separate determination as to whether we are a PFIC. We cannot assure you that we will not be a PFIC for our tax year ending December 31, 2010 or any following tax year. If a non-U.S. corporation either (i) at least 75% of its gross income is passive income for a tax year or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a tax year) is attributable to assets that produce or are held for the production of passive income, then the non-U.S. corporation will be deemed a PFIC. The market value of our assets may be determined to a large extent by the market price of our Ordinary Shares, which is likely to fluctuate after this offering. Furthermore, how we spend as well as how quickly we spend the proceeds from the offering will affect the composition of our income and assets. If we are treated as a PFIC for any tax year during which U.S. holders hold Ordinary Shares, certain adverse United States federal income tax consequences could apply to such U.S. holders.

RISKS RELATED TO DOING BUSINESS IN CHINA

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could hurt our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;
  Control of foreign exchange;
  Methods of allocating resources;
  Balance of payments position;
  International trade restrictions; and
  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the legal protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the Registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Siping Juyuan constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the 2006 M&A Rules, any Round-trip Investment must be approved by the MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

On June 30, 2009, Mr. Guohong Zhao, our Chairman and CEO and a founder of Siping Juyuan, entered into an option agreement with Ms. Jinghua Zhao, the sole shareholder of Wisetop, pursuant to which Mr. Guohong Zhao was granted an option, exercisable after 180 days, to acquire all of the equity interests of Wisetop owned by Ms. Jinghua Zhao at an exercise price of $3,246,160. This option expires on June 30, 2011.

Also on June 30, 2009, Wisetop entered into separate option agreements with the other original founders of Siping Juyuan, pursuant to which such founders were granted options, exercisable after 90 days, to purchase an aggregate of 10,240,786 shares of our common stock owned by Wisetop at a total exercise price of $7,291,440. These options also expire on June 30, 2011.

After Mr. Guohong Zhao and the founders (collectively referred to herein as the PRC Individuals) exercise these options, they will be our controlling stockholders. Their acquisition of our equity interest, or the Acquisition, is required to be registered with the competent administration of industry and commerce authorities, or AIC, in Beijing. The PRC Individuals are required to make filings with the Beijing SAFE, to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75 and Circular 106.

The PRC regulatory authorities may take the view that the Acquisition and the Share Exchange Agreement are part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of these transactions, the PRC Individuals will become majority owners and effective controlling parties of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the Share Exchange Agreement and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. Additionally, the PRC regulatory authorities may take the view that the Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries. But we cannot assure you that such contractual arrangements will be protected by PRC law or that the registrant can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) ½ directors with voting rights or senior management often resident in China. Such resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

However, as our case substantially meets the foregoing criteria, there is a likelihood that we are deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

The value of our securities will be affected by the currency exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, if we need to convert U.S. dollars into RMB for our operational needs and the RMB appreciates against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-in-control.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Item 2. Properties

Land Use Rights

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We were granted land use rights from the PRC government for 36,529 square meters of three land slots located at No.5 NanhuanRoad, Tiexi District, Siping City, Jilin Province, China. The land use rights will expire on December 8, 2056, December 30, 2056 and December 30, 2057, respectively.

Mortgages were created over the land use rights of the two land lots with an area of 17682.78 square meters and 7,227.22 square meters, respectively. Such mortgages are used for securing the Company’s indebtedness with China Agriculture Bank, Siping Branch. We believe that all our properties have been adequately maintained, are generally in good condition and are suitable and adequate for our business.

Buildings

We currently own ten buildings covered by ten Property Ownership Certificates issued by Siping City Housing Administration Bureau. All the buildings are located at No.5 Nanhuan Road, Tie Xi District, Siping City. The building with area of 4,633.93 square meters was mortgaged to secure our indebtedness with China Agriculture Bank, Siping Branch on November 8, 2007.

Buildings under Construction

Our third workshop and our research center are under construction, which are located at the south side of NanhuanRoad, Tie Xi District, Siping City. We have obtained a License for Construction Land Planning (Ref. Di Zi No. 200802050) issued by Siping City Construction Bureau on July 25, 2008, which shows that the land area approved for the Company’s above-mentioned construction is 11,781 square meters.

We also acquired a License for Construction Project Planning (Ref. Jian Zi No. 200803043) issued on September 5, 2008 by Siping City Construction Bureau. The License shows that the area of the above-mentioned construction will be 7,716 square meters.

Leased Properties

We currently lease seven real properties as representative offices in Taiyuan, Baotou, Shenyang, Harbin, Xi’an, Wuhan and Qingdao.

Item 3. Legal Proceedings

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our common stock is quoted on the OTC Bulletin Board trades under the symbol “THTI.OB.” On December 31, 2009, the closing bid quotation for our common stock as reported on the OTCBB was $5.03. The bid price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by nasdaq.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Closing Prices
		High		Low
Year Ending December 31, 2009
4th Quarter		$5.33		$4.82
3rd Quarter	$	N/A	$	N/A
2nd Quarter	$	N/A	$	N/A
1st Quarter	$	N/A	$	N/A

Closing Prices
		High		Low
Year Ended December 31, 2008
4th Quarter	$	N/A	$	N/A
3rd Quarter	$	N/A	$	N/A
2nd Quarter	$	N/A	$	N/A
1st Quarter	$	N/A	$	N/A

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent certified public accountants. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our stockholders when we deem appropriate. We intend to maintain compliance with the periodic reporting requirements of the Exchange Act.

Approximate Number of Holders of Our Common Stock

On March 26, 2010, there were 798 stockholders of record of our common stock.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our business, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Annual Report.

Our Business

THT is a Nevada holding company whose China-based indirect operating subsidiary Siping Juyuan manufactures and sells heat exchangers. Since 1998, we have been providing total heat exchange solutions to our customers. Our major products are plate heat exchangers, shell-and-tube heat exchangers and heat exchanger units. Unlike most other heat exchanger manufacturers in China, we not only provide heat exchange products, but also provide total solution to our customers. As a total solution provider, we analyze the working condition of our customers; provide optimized design based on analysis and simulation, offer high quality heat exchange products, and continuously assist our customer in improving heat exchange process.

Over the past 10 years, we have successfully completed over 3,000 projects in more than 15 industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding. We have provided heat exchange solutions to Fortune 500 companies, including Shell, BP, BASF, LG, Sinopec, and China Shenhua. We have also provided heat exchange products for important Chinese and international projects such as the Beijing 2008 Olympics Wukesong Sports Center, Guangdong Linao nuclear plant and BASF Chemical plant in Germany.

As of December 31, 2009, we had 597 employees. We currently have two production line for plate heat exchangers with an annual capacity of 500,000 square meters and one welding workshop with an annual capacity of 3,000 tons.

Revenue

We generate our revenue from the sales of our heat exchange products.

Cost of Sales

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, employee remuneration for staff engaged in production activity, and related expenses that are directly attributable to the production of products.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of sales. Gross margin is equal to gross profit divided by revenue.

Operating Expenses

Our operating expenses consist of salaries, sales commission, research and development expense and other selling expense and general and administrative expenses. We expect most components of our operating expenses will increase as our business grows and as we incur increased costs related to being a public company.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Growth of China’s Urbanization and Industrialization

According to China Heat Association, the annual growth rate of the heat exchange industry in China is expected to be 106% from 2009 to 2012. This growth is fueled by rapid industrialization and manufacturing industries developing in China. If this growth continues, we believe that we will be able to sustain our growth and continue to be a leader in the heat exchange industry in China.

PRC Regulations

China has looked favorably on the heat exchange industry and has loosened regulations to promote manufacturing growth in China, which ultimately benefits the Company and similarly situated companies.

The Chinese government committed to promote the development of China’s urbanization, which includes the heat exchange industry, through, among other things, tax incentives, import/export support and capital support. In addition, the stimulus package offered by the Chinese government will provide market opportunities for us. As long as China continues to promote economic growth and allows manufacturing companies to grow and expand their operations, we expect our operations will be positively effected by PRC regulations.

Taxation

United States

THT is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as THT had no taxable income for 2009.

British Virgin Islands

Megaway was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Star Wealth was incorporated in Hong Kong and subject to Hong Kong profits tax at a tax rate of 16.5% . No provision for Hong Kong tax has been made as Star Wealth has no taxable income during the reporting periods.

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

Siping Juyuan was entitled to a special tax concession, or the Tax Concession, because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan to a refund of value-added tax paid in the years ended December 31, 2009 and 2008.

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

We incurred income taxes of $663,991 for the year ended December 31, 2009, an increase of $320,368 or 93.23% from the taxes we incurred in the same 2008 period, which were $343,623. This increase in taxes was more than offset by our higher revenues and operating profits.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	Year Ended December 31,
	2009	2008

Sales revenue	$34,890,853	$32,466,806
Cost of sales	(19,967,695)	(22,240,292)
Gross profit	14,923,158	10,226,514

Expenses
Administrative expenses	3,064,790	2,197,310
Research and development costs	1,096,285	1,013,090
Selling expenses	5,782,045	3,552,313
Total operating expenses	9,943,120	6,762,713

Income from operations	4,980,038	3,463,801

' Interest income	16,672	21,628
Other income/(expense), net	491,557	337,251
Interest expense	(681,355)	(494,575)

Income before income taxes and noncontrolling interests	4,806,912	3,328,105
Income taxes	(663,991)	(343,623)

Net income before noncontrolling interests	$4,142,921	$2,984,482

As a Percentage of Sales Revenue
Sales revenue	100.0%	100.0%
Cost of sales	57.23%	68.50%
Gross profit	42.77%	31.50%

Expenses
Administrative expenses	8.78%	6.77%
Research and development costs	3.14%	3.12%
Selling expenses	16.57%	10.94%
Total operating expenses	28.49%	20.83%

Income before income taxes and noncontrolling interests	13.78%	10.25%
Income taxes	(1.90) %	(1.06) %

Net income before noncontrolling interests	11.87%	9.19%

Comparison of Fiscal Year Ended December 31, 2009 and Fiscal Year Ended December 31, 2008

Sales Revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased approximately $2.42 million, or 7.47%, to approximately $34.89 million in 2009 from approximately $32.47 million in 2008. Sales volume of our heat exchange products increased approximately 742 units or 44.89% to approximately 2,395 units in 2009 from approximately 1,653 units in 2008. The increase in sales volume was mainly due to the 10 sales center we established in 2008 were come into play in 2009 and the increase in sales revenue was mainly attributable to the strong growth in market demand driven by the fast economic recovery in China and our strengthened sales efforts to seize larger market share. However, the increase of sales revenues was partially offset by the decrease in our average selling prices in 2009 when the price of steel, our major raw material, remained significantly lower than the price in 2008. The market price of steel which accounts for 75% of our total cost of sales decreased by 40% during 2009. As a result of the decrease of the price of steel, our average selling prices in 2009 decreased by 25.84% .

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, accessories, utilities, labor and overhead. Our cost of sales decreased approximately $2.27 million, or 10.22%, to approximately $19.97 million in 2009 from approximately $22.24 million in 2008. The decrease was mainly attributable to our efforts to optimize our product mix in 2009 and the decrease in the purchase price of our major raw materials. We increased the percentage of our sales derived from high margin products which apply to petrochemical and shipbuilding industry such as air-cooled heat exchangers, plate heat exchangers and plate and frame heat exchangers to 50% in 2009 from 35% in 2008. In addition, the market price of steel, which accounts for 75% of our total cost of sales, decreased by 40% during 2009. As a result, our unit cost of sales significantly decreased by 38.03% in 2009 as compared to 2008. Although as stated above, the sales revenues increased by 7.47% in 2009, our cost of sales instead decreased by 10.21% .

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased approximately $4.70 million, or 45.93%, to approximately $14.92 million during 2009 from approximately $10.23 million in 2008. Gross profit as a percentage of sales revenue was 42.77% during 2009 as compared to 31.50% during 2008. Such percentage increase was mainly attributable to our efforts to optimize our product mix and maximize our profitability. In response to the market demand and through intensive sales efforts,, we significantly increased sales of high gross margin products to the petrochemical and shipbuilding industry which include air-cooled heat exchangers, plate heat exchangers and plate and frame heat exchangers. Sales mix for these products increased to 50% in 2009 from 35% in 2008.The increase in revenue and the decrease in cost of operation made gross profit increased.

Administrative Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased approximately $0.86 million, or 39.48%, to approximately $3.06 million during 2009 from approximately $2.20 million in 2008. As a percentage of sales revenue, administrative expenses in 2009 increased to 8.8%, as compared to 6.8% for 2008. The $0.86 million increase in administrative expenses was mainly attributable to the expansion of our management team and the increased professional expense associated with being a public company. As a result of the expansion of our management team, the salary of management team and administration staff increased approximately $0.22 million, or 24.44% to approximately $1.12 million in 2009 from approximately $0.90 in 2008. The professional expense associated with being a public company increased approximately $0.35 million, or 768.14% in 2009 from 2008.

Research and Development Expenses. Our research and development expenses consist of the costs associated with R&D personnel and expense in R&D projects. Our R&D expenses increased approximately $0.08 million, or 8.21%, to approximately $1.10 million in 2009 from approximately $1.01 million in 2008. The increase was mainly attributable to our continued efforts to strengthen our R&D function and increased input in the development of new products.

Selling Expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased approximately $2.23 million, or 63%, to approximately $5.78 million during 2009 from approximately $3.55 million in 2008. As a percentage of sales revenue, selling expenses in 2009 increased to 16.6%, as compared to 10.9% for 2008. This percentage increase was primarily attributable to the wages of sales personnel increased 120%, to $1.32 million in 2009 from $0.60 million in 2008 and the travel expense increased 85%, to $3.22 million in 2009 from $1.74 million in 2008. Our transportation costs increased 30%, to $0.78 million in 2009 from $0.60 million in 2008 was attributable to the increase in our sales volume.

Total Operating Expenses. Our total expenses increased approximately $3.18 million, or 47.03%, to approximately $9.94 million during 2009 from approximately $6.76 million in 2008. This increase was mainly due to the increase in our administrative expenses, research and development expenses and selling expenses. As a percentage of sales revenue, total expenses in 2009 increased to 28.5%, as compared to 20.8% for 2008. This increase was primarily attributable to the increase in administrative expenses, research and development expenses and selling expenses.

Income before income taxes and noncontrolling interests. Income before income taxes increased approximately $1.48 million, or 44.43%, to approximately $4.81 million in 2009 from approximately $3.33 million in 2008. Income before income taxes as a percentage of sales revenue increased to [13.78]% in 2009, as compared to 10.3% in 2008 due to the factors described above.

Income Taxes. Our income taxes increased to approximately $0.66 million from approximately $0.34 million during 2009 as compared to 2008. This increase was mainly due to income before income taxes increased approximately $1.48 million, or 44.43%, to approximately $4.81 million in 2009 from approximately $3.33 million in 2008 and the income tax rate were same both 2008 and 2009.

Net income before noncontrolling interests. Our net income increased approximately $1.16 million, or 38.82%, to approximately $4.14 million in 2009 from approximately $2.98 million in 2008 as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $5.38 million and restricted cash of $1.38 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Fiscal Year Ended December 31,
	2009	2008
Net cash (used in) provided by operating activities	$(6,251)	$4,563
Net cash (used in) provided by investing activities	(1,249)	1,042
Net cash provided by financing activities	342	8,596
Effect of foreign current translation on cash and cash equivalents	(41)	137
Net cash (outflows ) inflows	(7,199)	12,254

Operating Activities

Net cash used in operating activities was $6.25 million in 2009, as compared to $4.56 million net cash provided by operating activities in 2008. Cash flow used in operating activities increased $10.81 million in 2009 from 2008.The reasons are as follows:

Accounts receivable increased approximately $8.23 million excluding the effect of foreign currency exchange differences, to approximately $14.88 million in 2009 from approximately $6.85 million in 2008. In 2009, 44% of our sales contracts was from projects in thermoelectric industry which took longer time to install than our projects for other industries. Accounts receivables increased significantly as a result of the large volume of those long-term projects. In addition, affected by the economic crisis, many companies postponed installation, configuration, maintenance or services of their projects, which further increased our accounts receivable. As the economy has gradually recovered, we expect that in 2010 our accounts receivable will decrease. The company is monitoring the accounts receivable situation and expects improvement and will evaluate actions as necessary to manage collections effectively.

Investing Activities

Net cash used in investing activities was $1.25 million in 2009, as compared to $1.04 million net cash used in investing activities in 2008. The change was mainly attributable to $1.32 million increase in capital investment from 2008 to 2009. In addition, we paid $443,000 for the purchase of land use rights in 2008 and there were no such expenses in 2009.

Financing Activities

Net cash provided by financing activities was $0.34 million in 2009, as compared to $8.60 million net cash provided by financing activities in 2008. The change was mainly due to:

1.	The short-term loan amounted to $7.31 million in 2009 and was $4.77 million in 2008. The long-term loan amounted to $4.04 million in 2008. We repaid $5.86million in 2009 and $3.77million in 2008.

2.	In 2008 we had $8.75million invested by some shareholders.

3.	We have repaid $4.85million to related parties in 2008 and there were no such outflows in 2009.

As of December 31, 2009, the amount, maturity date and term of each of our bank loans are as follows:

(dollars in millions)

Bank	Amount	Maturity Date	Duration
Agriculture Bank of China, Siping Branch	2.93	December 13, 2010	1year
Bank of Communications, Changchun Branch	2.93	May 20, 2010	1year

We believe that we maintain good relationships with the various banks we deal with and our current available working capital, after receiving the aggregate proceeds from our planned capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

We are party to the following loan agreements:

  Commission Loan Agreement, dated July 24, 2008, among Siping Juyuan, Siping City Fu Guo Investment and Development Co., Ltd. and Siping City Credit Association Union, pursuant to which Siping City Credit Association Union, entrusted by Siping City Fu Guo Investment and Development Co., Ltd., provided a loan with a total amount of RMB 28,000,000 (approximately $4,102,000). The agreement is for a term of three years, from June 27, 2008 to June 26, 2011. The first interest rate is 6% above the lending rate over the same period published by the PRC; annual interest rate is 8.0136%. The interest rate is adjusted on June 21 every year; the adjusted interest rate is 6% above the lending rate of the same category over the same period published by the PRC. The loan balance of RMB 23,000,000 (approximately $3,363,950) has not yet been repaid.

  Loan Agreement, dated December 14, 2009, between Siping Juyuan and Siping Branch of Agriculture Bank of China, pursuant to which Siping Branch of Agriculture Bank of China provided a loan with a total amount of RMB 20,000,000 (approximately $2,930,000). The agreement is for a term from December 14, 2009 to December 13, 2010. The interest rate based on the benchmark interest rate published by the PRC.

Critical Accounting Policies

Basis of presentation and consolidation

After the consummation of the reorganization detailed in note 2 above, Mr. Zhao and the other original stockholders of Siping Juyuan maintain control over Siping Juyuan by virtue of the option agreements. Accordingly, accounting for recapitalization is adopted for the preparation of these consolidated financial statements. These financial statements, issued under the name of the Company, represent the continuation of the financial statements of Siping Juyuan.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Noncontrolling interest

Noncontrolling interest on the consolidated balance sheets resulted from the consolidation of a 75% owned subsidiary, Beijing Juyuan, which was acquired on November 15, 2007.

Noncontrolling interest on the consolidated statements of income and comprehensive income represents the minority stockholders’ proportionate share of the net loss of Beijing Juyuan.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of December 31, 2009 and 2008, all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts for trade and other receivables.

During the reporting periods, New Juyuan Company contributed 18% ($5,804,115) to the Company’s sales revenue during the year ended December 31, 2008. There was no other customer that contributed 10% or more to the Company’s sales revenue during the years.

As of December 31, 2009 and 2008, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2009 and 2008, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in United States Dollars.

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

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

Retention receivable

Retention receivable is the amount withheld by a customer until the warranty period is over. Retention receivables which were expected to be collected within one year of $1,232,917 and $1,413,154 were included in the balance of trade receivable as of December 31, 2009 and 2008, respectively. Retention receivables which were expected to be collected after one year of $795,144 and $224,932 were presented separately as long-term assets.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets” (previously SFAS No. 144). The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Revenue recognition

Revenue from sales of the Company’s products is recognized when products are delivered and customer acceptance is made, the sales price is fixed or determinable, no other significant obligations of the Company exist and collection is reasonably assured.

There were no sales returns and allowances for the years ended December 31, 2009 and 2008. The Company does not provide unconditional right of return, prices protection or any other concessions to its customers. Generally, the Company provides free after-sale service for a period ranging from half year to 1 year. After-sale expense was $16,577 and $12,152 for the years ended December 31, 2009 and 2008 respectively.

Cost of sales

Cost of sales consists primarily of materials costs, freight charges, purchasing and receiving costs, inspection costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of sales.

Administrative expenses

Administrative expenses consist primarily of rent paid, office expenses, entertainment, traveling expenses, staff welfare, consumables, labor protection and salaries and wages which are incurred at the administrative level and exchange difference.

Selling expenses

Selling expenses consist primarily of advertising, salaries and transportation costs incurred during the selling activities.

Advertising, transportation, research and development expenses

Advertising, transportation, research and development expenses are charged to expense as incurred.

Advertising expenses amounting to $877 and $1,463 for two years ended December 31, 2009 and 2008 respectively are included in selling expenses.

Transportation expenses amounting to $808,112 and $584,312 for two years ended December 31, 2009 and 2008 respectively are included in selling expenses.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes” (previously SFAS No. 109). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As at December 31, 2009 and 2008, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company that are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholder’s equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholder’s equity. The exchange rates in effect at December 31, 2009 and 2008 were RMB1 for $0.1463 and $0.1467 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Fair value of financial instruments

The Company adopted ASC 820 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157) on January 1, 2008. The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

Fair value of financial instruments (cont’d)

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

	As of		As of
	December 31, 2009		December 31, 2008
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Long-term loan	$3,363,950	$3,442,357	$3,960,900	$4,107,162

The fair values of long-term loan are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Stock-based compensation

During the reporting periods, the Company did not make any stock-based compensation payments. Dividends are recorded in the Company’s financial statements in the period in which they are declared.

Recently issued accounting pronouncements

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

As a result of the Company’s implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. In these financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Financial Data

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 begins on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Change in Accountants

On June 30, 2009, concurrent with the share exchange transaction, our board of directors recommended and approved the dismissal of SW Hatfield CPA, or SW Hatfield, as our independent auditor, effective upon the filing of the consummation of the share exchange transaction.

SW Hatfield’s reports on our financial statements as of and for the fiscal years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report for the fiscal year ended December 31, 2008 contained a going concern qualification as to the ability of us to continue.

During the fiscal years ended 2008 and 2007 and during the subsequent interim period prior to SW Hatfield’s dismissal, there were (1) no disagreements with SW Hatfield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of SW Hatfield, would have caused SW Hatfield to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Concurrent with the decision to dismiss SW Hatfield as our independent auditor, our board of directors elected to continue the existing relationship of our new subsidiary Siping Juyuan with PKF Hong Kong, Certified Public Accountants (“PKF”) and appointed PKF as our independent registered public accounting firm.

During the fiscal years ended 2008 and 2007 and through to the date of appointment of PKF, neither us nor anyone acting on our behalf consulted PKF with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that PKF concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

We furnished SW Hatfield with a copy of this disclosure on June 25, 2009, providing SW Hatfield with the opportunity to furnish us with a letter addressed to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A letter from SW Hatfield, dated June 30, 2009 is filed as Exhibit 16.1 to this report.

Item 9A. Controls and Procedures.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Guohong Zhao, and Chief Financial Officer, Mr. Jianjun He, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on our assessment, Mr. Zhao and Mr. He determined that, as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

º	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
º	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
º	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, our management identified material weakness related to the following:

     1. Accounting and Finance Personnel Weaknesses – US GAAP expertise. Our current accounting staff is relatively new and inexperienced, and needs substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

     2. Lack of Internal Audit Function – We lack qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the internal audit function are yet to be developed.

     3. Lack of Internal Audit System – We lack an internal audit department, which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with our appropriate costing method.

The Company's management has identified the steps necessary to address the material weaknesses described above and in 2010, we have continued to implement these remedial procedures.

1. Hire, as needed, additional accounting and operations personnel and outside contractors with technical accounting expertise and reorganized the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.
2. Involve, as needed, both internal accounting and operations personnel and outside contractors with technical accounting expertise early in the evaluation of our complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction.
3. Require that our senior accounting personnel and the principal accounting officer review our complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.
4. Evaluate our internal audit function in relation to our financial resources and requirements.

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statements as of December 31, 2009. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management remains committed to improving its internal controls and will continue to work to put effective controls in place. The Company is actively recruiting staff with good knowledge of U.S. GAAP to assist in the Company’s financial reporting.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Guohong Zhao	49	Chairman, President and CEO
Jianjun He	37	Chief Financial Officer, Treasurer and Secretary
Yue Cui	49	Vice President of Production
Fucai Zhan	39	Vice President of R&D
Wenquan Tao	70	Director
William P. Haus	46	Director
To Tsang	34	Director
Gerard Pascale(1)	40	Director

(1)	Former President, Chief Financial Officer and Secretary prior to June 30, 2009 and current director until the 10th day following the mailing by us of the Information Statement to our stockholders.

Guohong Zhao. Mr. Zhao became our Chairman and CEO on June 30, 2009, the day that we consummated our reverse acquisition of Megaway. As the founder of Siping Juyuan, Mr. Zhao has served as the Chairman and CEO of Siping Juyuan for over 10 years since 1998. From 1996 to 1997, he was the Chairman and CEO of Siping City Traffic Safety Equipment Co., Ltd., a manufacturer of traffic safety equipment. Before 1995, he worked in senior positions in China Agriculture Bank, Siping Branch. Mr. Zhao graduated from Jilin Province Radio and Television University in 1986, holding a college degree in Economics. Mr. Zhao has over 10 years experience in the heat exchanger industry and over 20 years management experience.

Jianjun He. Mr. He became our Chief Financial Officer on June 30, 2009, the day that we consummated our reverse acquisition of Megaway. Mr. He has served as the CFO of Siping Juyuan since 2007. From 1999 to 2007, he worked as senior financial officer in Jilin Grain Group, a state-owned enterprise engaged in the grain processing and trading business. From 1995 to 1999, he worked as senior financial officer in Jilin Chia Tai Enterprise Co. Ltd, an enterprise engaged in the animal feed business, which is a joint venture of Chia Tai Group, the largest business group of Thailand. Mr. He graduated from Changchun Taxation College in 1995 with major in Auditing and obtained master degree in Jilin University in 2005. He has more than 10 years experience in accounting and finance and is an associate member of the Chinese Institute of Certified Public Accounts.

Yue Cui. Mr. Cui became our Vice President of Production on June 30, 2009, the day that we consummated our reverse acquisition of Megaway. Mr. Cui has served as Vice President of Production of Siping Juyuan since 2006. From 2000 to 2006, he was the operation manager of Siping Juyuan. >From 1979 to 2000, he was the production manager of Siping Tool Factory, a tool manufacturer. With 20 years’ experience in manufacturing industry, he has significantly improved the production management of the Company.

Fucai Zhan. Mr. Zhan became our Vice President of Research and Development on June 30, 2009, the day that we consummated our reverse acquisition of Megaway. Mr. Zhan joined Siping Junyuan in 1999 as Vice President of Sales and was appointed as Vice President of Research and Development in 2009. Before joining Siping Juyuan, he worked as production manager, Research and Development manager and assistant to GM in Dong Feng Siping Auto Parts Co., Ltd. Mr. Zhan possesses over 15 years comprehensive experience in production, research and development, and sales and is well positioned to lead our research and development function to be highly market oriented. Mr. Zhan graduated from Jilin University of Technology in 1996.

Wenquan Tao. Mr. Wenquan Tao, age 70, has been working as a professor at School of Energy & Power Engineering of Xi'an Jiaotong University since 1986. Mr. Tao is currently an academician of the Chinese Academy of Science, a member of the Advisory Board of Numerical Heat Transfer and a member of Editorial Board of Progress in Computational Fluid Dynamics. In addition, he is an associate editor of ASME Journal of Heat Transfer, associate editor of International Journal of Heat & Mass Transfer, and an associate editor of International Communications in Heat & Mass Transfer. In 2003, Mr. Tao was honored by the Ministry of Education of China as National Distinguished Professor. Mr. Tao graduated from Xi’an Jiaotong University with a M.S. and a B.S. in Power Machinery Engineering.

William P. Haus, CFA. Mr. William Haus, age 46, has extensive experience in business and finance for public companies as well as China-based companies. Mr. Haus is a Senior Partner with Halter Financial Group and works in its Shanghai, China office. From August 2008 to February 2010, Mr. Haus was Chief Executive Officer and director of CS China Acquisition Corporation, a Special Purpose Acquisition Corporation (SPAC) created to effect a business combination with a China-based private company which it did successfully on February 2, 2010. From September 2005 to May 2008, Mr. Haus was an Analyst for The Pinnacle Fund & The Pinnacle China Fund, both of which are hedge funds focused on investment opportunities in the United States and China. From March 2000 to September 2005, Mr. Haus was an Equity Research Analyst covering both the Healthcare Information Technology and Pharmaceutical Outsourcing industries for two securities brokerage firms. Mr. Haus graduated from the State University of New York College at Fredonia with a B.S. in Business Administration and a B.A. in Economics and received a Master of Business Administration in Finance from Boston University. Mr. Haus is a Chartered Financial Analyst (CFA) and member of the CFA Institute.

To Tsang. Mr. To Tsang, age 34, has extensive knowledge with overseas capital markets and has advised various PRC companies on their pre-IPO restructurings, pre-IPO financing and securities offerings on the overseas capital markets and has advised on numerous reverse acquisitions of overseas public companies by PRC companies. Since May 2008, he has been a partner at King & Wood, practicing mergers and acquisitions, corporate restructurings, securities offerings, and other corporate advisory matters. From April 2006 to April 2008, Mr. Tsang worked as a Hong Kong solicitor with DLA Piper. From July 1997 to March 2006, Mr. Tsang worked as a Hong Kong trainee and paralegal for Michael Cheuk, Wong & Kee. Mr. Tsang holds an LL.M. from the University of London, a PCLL from the City University of Hong Kong, and an LL.B. from Xiamen University. He is admitted as a Solicitor to the High Court of Hong Kong as well as a PRC qualified lawyer.

Gerard Pascale. Mr. Pascale became our Chairman, President, Chief Financial Officer and Secretary on February 12, 2009. On June 30, 2009, Mr. Pascale resigned from all offices he held with us. On the same date, Mr. Pascale submitted his resignation as a member of our board of directors, which will become effective on the 10th day following the mailing of the Information Statement to our stockholders, which Information Statement was mailed on June 30, 2009. Mr. Pascal is also the President and Founder of SC Financial, LLC, which specializes in advising both US and international clients on valuation, financial modeling and the responsibilities of publicly traded US companies. For the previous three years, Mr. Pascale was responsible for managing the affairs of clients of Heritage Management Consultants. In this role he specialized in providing finance and SEC support throughout the entire process of listing in the US. This role included developing business plans, reviewing financial statement preparation, preparing financial projections and budgets and preparing and making presentations to US investors. Mr. Pascale has an MBA from the University of Chicago. Mr. Pascale has been a Certified Public Accountant since 1993.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of no will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

The Board of Directors is currently composed of five members: Guohong Zhao, Fucai Zhan, William Haus, Wenquan Tao and To Tsang.

We currently have standing audit, corporate governance and nominating, and compensation committees.

Our audit committee comprises William Haus, Wenquan Tao and To Tsang. William Haus serves as the chairman of the audit committee. The audit committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Mr. Haus serves as our audit committee financial expert as that term is defined by the applicable SEC rules.

The corporate governance and nominating committee comprises William Haus, Wenquan Tao and To Tsang with Mr. Tao as the chairman. The committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

The compensation committee comprises William Haus, Wenquan Tao and To Tsang with Mr. Tsang as the chairman. The compensation committee is primarily responsible for reviewing and approving our compensation and benefit policies, including compensation of executive officers.

Independent Directors

Our Board is currently composed of five members, three of which, William Haus, Wenquan Tao and To Tsang, are “independent” as that term is defined by Rule 4200(a)(15) of the NASDAQ listing standards.

Policy Regarding Board Attendance

Our directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports.

Code of Ethics

On September 25, 2009, our board of directors adopted a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code replaces our prior code of ethics that applied only to our principal executive officer, principal financial officer, principal accounting officer or controller and any person who performed similar functions, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics can be found as Exhibit 14.1 in our current report on Form 8-K filed on September 28, 2009.

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Total ($)
Guohong Zhao, CEO and President (1)	2009	$16,724	$16,724
	2008	$16,724	$16,724
Gerard Pascale, former Chairman and CEO (2)	2009	-	-
	2008	-	-
Timothy P. Halter, former President and CEO (3)	2009	-	-
	2008	-	-

(1)

On June 30, 2009, we acquired Megaway in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Zhao became our Chief Executive Officer, President and director. Prior to the effective date of the reverse acquisition, Mr. Zhao served at Megaway’s wholly owned subsidiary Siping Juyuan as its chief executive officer. The annual, long term and other compensation shown in this table include the amount Mr. Zhao received from Siping Juyuan prior to the consummation of the reverse acquisition.

(2)	Gerard Pascale resigned from all offices he held with us and his position as our director upon the closing of the reverse acquisition of Megaway on June 30, 2009.

(3)	Mr. Timothy P. Halter served as our President and sole director from our formation on August 7, 2006 until his resignation and appointment of Mr. Pascale on February 12, 2009.

Employment Agreements

We do not have any employment agreement with any of our management.

We have not provide retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2009.

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the directors in 2009:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Guohong Zhao	N/A	N/A	N/A	N/A
Fucai Zhan	N/A	N/A	N/A	N/A
Wenquan Tao	$6,000	N/A	N/A	$6,000
To Tsang	$6,000	N/A	N/A	$6,000
William P. Haus	$9,000	N/A	N/A	$9,000

William Haus, Wenquan Tao and To Tsang were appointed director effective as of September 25, 2009. On the same day, the Company entered into separate independent director contracts and indemnification agreements with each of them. Under the terms of the independent director’s contracts, the Company agreed to pay Mr. Tao an annual fee of $24,000, Mr. Tsang an annual fee of $24,000 and Mr. Haus an annual fee of $36,000, as compensation for the services to be provided by them as independent directors. Under the terms of the indemnification agreement, we agreed to indemnify the independent director against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

Mr. Guohong Zhao and Mr. Fucai Zhan are paid in their capacity as executive officers of the Company and they do not receive any additional compensation for their service as directors.

Limitation of Liability and Indemnification of Officers and Directors

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .

The following table sets forth information regarding beneficial ownership of our common stock as of March 26, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Siping Juyuan, THT Industrial Park, No. 5 Nanhuan Road, Tiexi District, Siping City, Jilin Province, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Gerard Pascale 28 Cottonwood Lane Hilton Head, SC 29926	Director (4)	Common stock, $0.001 par value	19,412	*
Guohong Zhao	Chairman, CEO and President	Common stock, $0.001 par value	0	*
Jianjun He	Chief Financial Officer	Common stock, $0.001 par value	0	*
Yue Cui	Vice President of Production	Common stock, $0.001 par value	0	*
Fucai Zhan	Vice President of R&D	Common stock, $0.001 par value	0	*
All officers and directors as a group (5 persons named above)		Common stock, $0.001 par value	19,412	*
5% Security Holders
Wisetop International Holdings Limited		Common stock, $0.001 par value	14,800,000	92.5%
Jinghua Zhao		Common stock, $0.001 par value	14,800,000(3)	92.5%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 16,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of June 25, 2009. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Represents 14,800,000 shares that are indirectly held by Ms. Zhao, through Wisetop International Holdings Limited, a BVI company owned and controlled by her. The shares held by Wisetop are subject to an option agreement, which gives 19 original founders of Siping Juyuan an option to acquire an aggregate of 10,240,786 shares our common stock currently owned by Wisetop. In addition, Ms. Zhao’s ownership interests in Wisetop are subject to an option agreement, which gives our Chairman and CEO, Mr. Guohong Zhao, an option to acquire all of Ms. Zhao’s ownership interests in Wisetop. For details regarding these option agreements, see our disclosures under “Transactions with Related Persons” below.

Changes in Control

Pursuant to an option agreement, dated June 30, 2009, between Ms. Jinghua Zhao and Mr. Guohong Zhao, Mr. Zhao was granted an option to acquire all of the equity interests of Wisetop owned by Ms. Zhao. In addition, pursuant to an option agreement, dated June 30, 2009, between Wisetop and 19 original founders of Siping Juyuan, the founders were granted an option to acquire an aggregate of 10,240,786 shares our common stock currently owned by Wisetop. For details regarding these option agreements, see our disclosures under “Transactions with Related Persons” below. Other than the foregoing, we do not currently have any arrangements which if consummated may result in a change of control of our Company.

(4) Gerald Pascale resigned from his position as a director on June 30, 2009, the day that we consummated our reverse acquisition of Megaway.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

  On June 30, 2009, we entered into the Cancellation Agreement with Mr. Gerald Pascale, whereby Mr. Pascale agreed to the cancellation of 4,805,387 shares of our common stock owned by him. At the time he entered into the Cancellation Agreement, Mr. Pascale was our sole director and officer.

  On June 30, 2009, Mr. Guohong Zhao, our Chairman and CEO and a founder of Siping Juyuan, entered into an option agreement with Ms. Jinghua Zhao, an Australian citizen the sole shareholder of Wisetop, pursuant to which Mr. Zhao was granted an option to acquire all of the equity interests of Wisetop owned by Ms. Zhao. Mr. Zhao may exercise the option, in whole but not in part, during the period commencing on the 180th day following of the date of the option agreement and ending on the second anniversary of the date thereof.

  June 30, 2009, Wisetop entered into separate option agreements with the other original founders of Siping Juyuan, pursuant to which such founders were granted options to purchase an aggregate of 10,240,786 shares of our common stock owned by Wisetop. The founders may exercise these options during the period commencing on the 90th day following of the date of the option agreement and ending on the second anniversary of the date thereof.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our Board is currently composed of 5 members, of which Wenquan Tao, To Tsang and William Haus are “independent” as that term is defined under the NASDAQ listing standards.

All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our directors have a duty of to act in good faith with a view to our interests. In fulfilling their duty of care to us, our directors must ensure compliance with our Certificate of Incorporation. During 2009, our board met one time and no director missed any meetings of the board.

Item 14. Principal Accountant Fees and Services.

PKF and SW Hatfield were engaged to examine the Company’s financial statements for the fiscal years ended December 31, 2009 and 2008 respectively.

Audit Fees. PKF and SW Hatfield were paid aggregate fees of approximately $86,000 and $4,450 for the fiscal years ended December 31, 2009 and 2008, respectively, for professional services rendered for the audit of our annual financial statements.

Tax Fees. There was no tax fees paid to PKF for the fiscal year ended December 31, 2009. $200 tax fees were paid to SW Hatfield for the year ended December 31, 2008.

All Other Fees . PKF and SW Hatfield were paid no other fees for professional services during the fiscal years ended December 31, 2009 and 2008 respectively.

Board of Directors Pre-Approval Policies and Procedures

Our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

Item 15. Exhibits, Financial Statement and Schedules

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements are set forth beginning on page F-1 of this Report
	Section 1.	Report of Independent Registered Public Accounting Firm	F-2
	Section 2.	Consolidated Balance Sheets	F-3
	Section 3.	Consolidated Statements of Income and Comprehensive Income	F-4
	Section 4.	Consolidated Statement of Equity	F-5
	Section 5.	Consolidated Statements of Cash Flows	F-6
	Section 6.	Notes to Consolidated Statements	F-7-F-25
(2)	Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.
(3)	Exhibits

Exhibits (Including Those Incorporated By Reference).

Exhibit Index

Exhibit No.	Description
2.1

Share Exchange Agreement, dated June 30, 2009, among the Company, Megaway International Holdings Limited and its sole shareholder. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

2.2

Share Exchange Agreement, dated February 12, 2009, among the Company, Sino- America Ventures, Inc. and its stockholders [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 13, 2009].

2.3	First Amended, Chapter 11 Plan of Reorganization [Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed on September 21, 2006].
2.4	Order Confirming First Amended, Chapter 11 Plan of Reorganization [Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 filed on September 21, 2006].
2.5

Agreement and Plan of Merger, dated November 24, 2009, between BTHC VIII, Inc. and THT Heat Transfer Technology, Inc. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 4, 2009].

3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 filed on September 21, 2006].
3.2	Certificate of Merger of BTHC VIII, LLC into the Company [Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on September 21, 2006].
3.3	Certificate of Amendment of Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2007]
3.4	Bylaws of the Company [Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 filed on September 21, 2006].
3.5	Articles of Incorporation of THT Heat Transfer Technology, Inc. [Incorporated by reference to Exhibit 3.1 to the
Company’s Current Report on Form 8-K filed on December 4, 2009].
3.6	Bylaws of THT Heat Transfer Technology, Inc. [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 4, 2009].
4.1	Cancellation Agreement, dated June 30, 2009, by and between the Company and Gerald Pascale [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2009].
10.1

Commission Loan Agreement (English translation), dated July 24, 3008, by and among Siping Juyuan, Siping City Fu Guo Investment and Development Co., Ltd. and Siping City Credit Association Union [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.2

Loan Agreement (English translation), dated September 27, 2008, by and between Siping Juyuan and Siping Branch of Agriculture Bank of China[Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.3

Loan Agreement (English translation) , dated September 27, 2007, by and between Siping Juyuan and Siping Branch of Agriculture Bank of China. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.4

Maximum Amount Mortgage Agreement (English translation), dated September 27, 2007, by and among Siping Juyuan, Siping City Ju Yuan Heat Exchange Equipment Co., Ltd , Siping City Ju Yuan Han Yang Pressure Vessel Co., Ltd. and Siping Branck of Agriculture Bank of China [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.5

Form of Labor Contract (English translation) for contracts signed before January 1, 2008, by and between Siping Juyuan and its employees [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.6

Form of Non-Disclosure Agreement (English translation) for agreements signed before January 1, 2008, by and between Siping Juyuan and its employees [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

Exhibit No.	Description
10.7

Form Labor Contract (English translation) for contracts signed after January 1, 2008, by and between Siping Juyuan and its employees [Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.8

Form of Supplementary Agreement of Labor Contract (English translation), by and between Siping Juyuan and its employees [Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.9

BTHC VIII, Inc. Independent Director’s Contract, dated as of September 25, 2009, by and between BTHC VIII, Inc. and Wenquan Tao [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2009].

10.10

BTHC VIII, Inc. Independent Director’s Contract, dated as of September 25, 2009, by and between BTHC VIII, Inc. and William Haus [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2009].

10.11

BTHC VIII, Inc. Independent Director’s Contract, dated as of September 25, 2009, by and between BTHC VIII, Inc. and To Tsang [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 28, 2009].

10.12

Indemnification Agreement, dated as of September 25, 2009, by and between BTHC VIII, Inc. and Wenquan Tao [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 28, 2009].

10.13

Indemnification Agreement, dated as of September 25, 2009, by and between BTHC VIII, Inc. and William Haus [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 28, 2009].

10.14

Indemnification Agreement, dated as of September 25, 2009, by and between BTHC VIII, Inc. and To Tsang [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 28, 2009].

16	Letter from SW Hatfield CPA regarding change in certifying accountant. [Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K filed on July 7, 2009].
21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K filed on July 7, 2009].
31.1	Certification of Guohong Zhao, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jianjun He, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuit to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuit to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THT HEAT TRANSFER
TECHNOLOGY, INC.

March 30, 2010	By :/s/ Guohong Zhao
(Date Signed)	Guohong Zhao, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

     Each person whose signature appears below hereby authorizes Guohong Zhao as attorney-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Guohong Zhao	President, Director and Chief Executive Officer (Principal
	Executive Officer)	March 30, 2010
Guohong Zhao

/s/ Jianjun He	Chief Financial Officer (Principal Financial Officer and Principal
	Accounting	March 30, 2010
Jianjun He	Officer)

/s/ To Tsang	Director	March 30, 2010
To Tsang

/s/ William Haus	Director	March 30, 2010
William Haus

/s/ Wenquan Tao	Director	March 30, 2010
Wenquan Tao

/s/ Fucai Zhan	Vice President of R&D and Director	March 30, 2010
Fucai Zhan

Exhibit Index

Exhibit No.	Description
2.1

Share Exchange Agreement, dated June 30, 2009, among the Company, Megaway International Holdings Limited and its sole shareholder. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

2.2

Share Exchange Agreement, dated February 12, 2009, among the Company, Sino- America Ventures, Inc. and its stockholders [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 13, 2009].

2.3	First Amended, Chapter 11 Plan of Reorganization [Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed on September 21, 2006].
2.4	Order Confirming First Amended, Chapter 11 Plan of Reorganization [Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 filed on September 21, 2006].
2.5

Agreement and Plan of Merger, dated November 24, 2009, between BTHC VIII, Inc. and THT Heat Transfer Technology, Inc. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 4, 2009].

3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 filed on September 21, 2006].
3.2	Certificate of Merger of BTHC VIII, LLC into the Company [Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on September 21, 2006].
3.3	Certificate of Amendment of Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2007]
3.4	Bylaws of the Company [Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 filed on September 21, 2006].
3.5	Articles of Incorporation of THT Heat Transfer Technology, Inc. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 4, 2009].
3.6	Bylaws of THT Heat Transfer Technology, Inc. [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 4, 2009].
4.1	Cancellation Agreement, dated June 30, 2009, by and between the Company and Gerald Pascale [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2009].
10.1

Commission Loan Agreement (English translation), dated July 24, 3008, by and among Siping Juyuan, Siping City Fu Guo Investment and Development Co., Ltd. and Siping City Credit Association Union [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.2

Loan Agreement (English translation), dated September 27, 2008, by and between Siping Juyuan and Siping Branch of Agriculture Bank of China[Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.3

Loan Agreement (English translation) , dated September 27, 2007, by and between Siping Juyuan and Siping Branch of Agriculture Bank of China. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.4

Maximum Amount Mortgage Agreement (English translation), dated September 27, 2007, by and among Siping Juyuan, Siping City Ju Yuan Heat Exchange Equipment Co., Ltd , Siping City Ju Yuan Han Yang Pressure Vessel Co., Ltd. and Siping Branck of Agriculture Bank of China [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.5

Form of Labor Contract (English translation) for contracts signed before January 1, 2008, by and between Siping Juyuan and its employees [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.6

Form of Non-Disclosure Agreement (English translation) for agreements signed before January 1, 2008, by and between Siping Juyuan and its employees [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.7

Form Labor Contract (English translation) for contracts signed after January 1, 2008, by and between Siping Juyuan and its employees [Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

Exhibit No.	Description
10.8

Form of Supplementary Agreement of Labor Contract (English translation), by and between Siping Juyuan and its employees [Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 7, 2009].

10.9

BTHC VIII, Inc. Independent Director’s Contract, dated as of September 25, 2009, by and between BTHC VIII, Inc. and Wenquan Tao [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2009].

10.10

BTHC VIII, Inc. Independent Director’s Contract, dated as of September 25, 2009, by and between BTHC VIII, Inc. and William Haus [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2009].

10.11

BTHC VIII, Inc. Independent Director’s Contract, dated as of September 25, 2009, by and between BTHC VIII, Inc. and To Tsang [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 28, 2009].

10.12

Indemnification Agreement, dated as of September 25, 2009, by and between BTHC VIII, Inc. and Wenquan Tao [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 28, 2009].

10.13

Indemnification Agreement, dated as of September 25, 2009, by and between BTHC VIII, Inc. and William Haus [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 28, 2009].

10.14

Indemnification Agreement, dated as of September 25, 2009, by and between BTHC VIII, Inc. and To Tsang [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 28, 2009].

16	Letter from SW Hatfield CPA regarding change in certifying accountant. [Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K filed on July 7, 2009].
21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K filed on July 7, 2009].
31.1	Certification of Guohong Zhao, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jianjun He, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuit to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuit to section 906 of the Sarbanes-Oxley Act of 2002

THT Heat Transfer Technology Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
THT Heat Transfer Technology Inc.

We have audited the accompanying consolidated balance sheets of THT Heat Transfer Technology Inc. (the “Company”) and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong, China
March 29, 2010

THT Heat Transfer Technology Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$5,379,627	$12,579,087
Restricted cash - Note 4	1,376,114	1,593,840
Trade receivables, net - Note 5	14,882,408	6,845,284
Bills receivable	487,803	531,054
Other receivables, prepayments and deposits, net - Note 6	6,312,268	2,194,125
Income tax recoverable	-	99,166
Inventories, net - Note 7	10,158,203	10,812,511
Deferred tax assets - Note 8	96,858	112,641

Total current assets	38,693,281	34,767,708
Retention receivable	795,144	224,932
Counter guarantee receivable - Note 13	204,762	205,380
Property, plant and equipment, net - Note 9	6,416,112	5,865,659
Land use rights - Note 10	990,181	1,014,012

TOTAL ASSETS	$47,099,480	$42,077,691

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$1,900,599	$2,389,539
Bills payable - Note 4	-	733,500
Other payables and accrued expenses - Note 11	12,634,290	11,789,152
Income tax payable	474,492	-
Short-term bank loans - Note 12	5,850,348	4,418,604
Current maturities of long-term loan - Note 13	1,755,104	586,800

Total current liabilities	22,614,833	19,917,595
Long-term loan - Note 13	1,608,846	3,374,100

TOTAL LIABILITIES	24,223,679	23,291,695

COMMITMENTS AND CONTINGENCIES - Note 19

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share
Authorized 10,000,000 shares, none issued and outstanding
Common stock : par value $0.001 per share - Note 14
Authorized 40,000,000 shares in 2009 and 2008;
issued and outstanding 16,000,000 shares in 2009 and 14,800,000 shares in 2008	16,000	14,800
Additional paid-in capital	14,010,700	14,010,900
Statutory reserve - Note 15	863,304	429,938
Accumulated other comprehensive income	718,884	772,000
Retained earnings	7,025,634	3,239,464

Total THT Heat Transfer Technology Inc. stockholders’ equity	22,634,522	18,467,102
Noncontrolling interests	241,279	318,894

TOTAL EQUITY	22,875,801	18,785,996

TOTAL LIABILITIES AND EQUITY	$47,099,480	$42,077,691

See Notes to Consolidated Financial Statements

THT Heat Transfer Technology Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Year ended December 31,
	2009	2008

Sales revenue - Note 20	$34,890,853	$32,466,806
Cost of sales	(19,967,695)	(22,240,292)

Gross profit	14,923,158	10,226,514

Operating expenses
Administrative expenses	3,064,790	2,197,310
Research and development expenses	1,096,285	1,013,090
Selling expenses	5,782,045	3,552,313

	9,943,120	6,762,713

Income from operations	4,980,038	3,463,801
Interest income	16,672	21,628
Other income - Note 16	491,557	337,251
Interest expense	(681,355)	(494,575)

Income before income taxes and noncontrolling interests	4,806,912	3,328,105
Income taxes - Note 8	(663,991)	(343,623)

Net income before noncontrolling interests	4,142,921	2,984,482
Net loss attributable to noncontrolling interests - Note 3	76,615	11,782

Net income attributable to THT Heat Transfer Technology Inc. common stockholders	$4,219,536	$2,996,264

Net income before noncontrolling interests	$4,142,921	$2,984,482
Other comprehensive (loss) income
Foreign currency translation adjustments	(54,116)	562,587

Comprehensive income	4,088,805	3,547,069
Comprehensive loss (income) attributable to noncontrolling interests	77,615	(9,663)

Comprehensive income attributable to THT Heat Transfer Technology Inc. common stockholders	$4,166,420	$3,537,406

Earnings per share attributable to THT Heat Transfer Technology Inc. common stockholders - Note 17	$0.27	$0.20

Weighted average number of shares outstanding
- Basic and diluted	15,408,219	14,800,000

See Notes to Consolidated Financial Statements

THT Heat Transfer Technology Inc.
Consolidated Statements of Equity
(Stated in US Dollars)

	THT Heat Transfer Technology Inc. stockholders
					Accumulated
			Additional		other
	Common stock		paid-in	Statutory	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	reserve	income	earnings	interests	Total

Balance at January 1, 2008	14,800,000	$14,800	$14,010,900	$91,462	$230,858	$581,676	$309,231	$15,238,927
Net income (loss)	-	-	-	-	-	2,996,264	(11,782)	2,984,482
Foreign currency translation adjustments	-	-	-	-	541,142	-	21,445	562,587
Appropriation to reserves	-	-	-	338,476	-	(338,476)	-	-

Balance, December 31, 2008	14,800,000	14,800	14,010,900	429,938	772,000	3,239,464	318,894	18,785,996
Recapitalization	1,200,000	1,200	(200)	-	-	-	-	1,000
Net income (loss)	-	-	-	-	-	4,219,536	(76,615)	4,142,921
Foreign currency translation adjustments	-	-	-	-	(53,116)	-	(1,000)	(54,116)
Appropriation to reserves	-	-	-	433,366	-	(433,366)	-	-

Balance, December 31, 2009	16,000,000	$16,000	$14,010,700	$863,304	$718,884	$7,025,634	$241,279	$22,875,801

See Notes to Consolidated Financial Statements

THT Heat Transfer Technology Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net income attributable to THT Heat Transfer Technology Inc. common stockholders	$4,219,536	$2,996,264
Adjustments to reconcile net income attributable to THT Heat Transfer Technology Inc. common stockholders to net cash (used in) provided by operating activities :-
Depreciation and amortization	762,804	708,366
(Gain) loss on disposal of property, plant and equipment	(60,753)	7,627
Deferred taxes	15,435	(94,189)
Allowance for doubtful accounts	244,526	352,870
Provision for obsolete inventories	17,836	-
Noncontrolling interests	(76,615)	(11,782)
Changes in operating assets and liabilities :-
Restricted cash	-	(845,385)
Trade receivables	(8,230,212)	(2,538,714)
Bills receivable	41,631	(405,062)
Other receivables, prepayments and deposits	(4,190,219)	2,661,881
Inventories	603,612	(4,298,522)
Retention receivable	(570,582)	(78,104)
Trade payables	(481,493)	1,030,158
Other payables and accrued expenses	880,299	5,263,475
Income tax payable	573,051	(186,140)

Net cash flows (used in) provided by operating activities	(6,251,144)	4,562,743

Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,323,041)	(604,406)
Proceeds from disposal of property, plant and equipment	73,967	5,766
Acquisition of land use rights	-	(443,387)

Net cash flows used in investing activities	(1,249,074)	(1,042,027)

Cash flows from financing activities
Proceeds from bank loans	7,309,001	4,774,248
Repayment of bank loans	(5,864,742)	(3,765,198)
Proceeds from long-term loans	-	4,036,200
Counter guarantee paid	-	(201,810)
Repayment of long-term loan	(584,720)	(144,150)
Decrease (increase) in restricted cash	212,818	(720,750)
(Decrease) increase in bills payable	(730,900)	720,750
Cash acquired from reverse acquisition	1,000	-
Capital injection from stockholders of Siping Juyuan	-	8,746,800
Repayment to related parties	-	(4,850,137)

Net cash flows provided by financing activities	342,457	8,595,953

Effect of foreign currency translation on cash and cash equivalents	(41,699)	137,563

Net (decrease) increase in cash and cash equivalents	(7,199,460)	12,254,232
Cash and cash equivalents - beginning of year	12,579,087	324,855

Cash and cash equivalents - end of year	$5,379,627	$12,579,087

Supplemental disclosures for cash flow information
Cash paid for :-
Interest	$517,427	$494,575
Income taxes	$75,490	$623,952

Non-cash investing and financing transactions:
Issue of 14,800,000 shares of common stock for reverse acquisition	$14,800	$-

See Notes to Consolidated Financial Statements

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information

THT Heat Transfer Technology, Inc. (the “Company” or “THT” or the “Surviving Corporation”) is the surviving corporation pursuant to the Reincorporation Merger as detailed below.

Reincorporation Merger

On November 24, 2009, BTHC VIII, Inc. ("BTHC") entered into an Agreement and Plan of Merger (the "Merger Agreement") with THT, a Nevada corporation and wholly-owned subsidiary of BTHC. Pursuant to the Merger Agreement, BTHC agreed to merge with and into THT, with THT continuing as the surviving entity (the "Reincorporation Merger"). The Reincorporation Merger became effective on November 30, 2009 (the "Effective Time").

As a result of the Reincorporation Merger, the legal domicile of the Surviving Corporation is now Nevada. The Merger Agreement and Reincorporation Merger were duly approved by the written consent of stockholders of BTHC owning at least a majority of the outstanding shares of BTHC's common stock, dated September 16, 2009.

Pursuant to the terms of the Merger Agreement, (i) BTHC merged into THT, with THT being the surviving corporation, and BTHC thereby changed its name to THT Heat Transfer Technology, Inc.; (ii) from and after the Effective Time, THT possesses all of the rights, privileges, powers, and franchises of BTHC, and BTHC's debts and liabilities became the debts and liabilities of THT; (iii) BTHC's existing Board of Directors and officers became the Board of Directors and officers of the Surviving Corporation; and (iv) the Articles of Incorporation and Bylaws of THT now govern the Surviving Corporation.

The Reincorporation Merger did not result in any change in headquarters, business, jobs, management, location of any of offices or facilities, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation Merger, which are immaterial). Management, including all directors and officers, remain the same in connection with the Reincorporation Merger. There were no substantive changes in the employment agreements for executive officers or in other direct or indirect interests of the current directors or executive officers as a result of the Reincorporation Merger.

As a result of the Reincorporation Merger, each outstanding share of BTHC's common stock, par value $0.001 per share, was automatically converted into one share of THT's common stock, par value $0.001 per share. Each outstanding certificate representing shares of BTHC's common stock is deemed, without any action by BTHC's stockholders, to represent the same number of shares of THT's common stock.

Reorganization

Before the Reincorporation Merger and on June 30, 2009, BTHC entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Megaway International Holdings Limited, a British Virgin Islands corporation ("Megaway"), and its sole shareholder, Wisetop International Holdings Limited, a British Virgin Islands corporation ("Wisetop"). Pursuant to the Share Exchange Agreement, Megaway became a wholly-owned subsidiary of the Company and Wisetop was issued 14,800,000 shares of the Company's common stock, which, after giving effect to the Cancellation Agreement disclosed below, constituted 92.5% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement, in exchange for 100% of the issued and outstanding shares of Megaway.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information (Cont’d)

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

On May 10, 2009, Star Wealth entered into an equity transfer agreement with all of the shareholders of Siping Juyuan to acquire their entire interests in Siping Juyuan at a total cash consideration of RMB60,000,000 ($8,795,075). The equity transfer agreement was approved by the local government of the People’s Republic of China (the “PRC”) on May 31, 2009.

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

2.	Description of business

The Company is a holding company whose primary business are conducted through its subsidiaries, namely Siping Juyuan which is located in the Jilin Province and Beijing Juyuan which is located in Beijing City of the PRC. The Company is engaged in the manufacturing and trading of plate heat exchangers and various related products.

Siping Juyuan was established in the PRC on May 31, 2006 following the division (the “Division”) of Siping City Juyuan Heat Exchange Equipment Co., Ltd. (“Old Juyuan Company”) into three companies, namely Siping Juyuan, Siping City Juyuan Heat Exchange Equipment Co., Ltd. (“New Juyuan Company”) and Siping City Juyuan Hanyang Pressure Vessels Co., Ltd (“Juyuan Hanyang Pressure Vessels”).

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies

Basis of presentation and consolidation

After the consummation of the reorganization detailed in note 1 above, Mr. Zhao and the other original stockholders of Siping Juyuan maintain control over Siping Juyuan by virtue of the option agreements. Accordingly, accounting for recapitalization is adopted for the preparation of these consolidated financial statements. These financial statements, issued under the name of the Company, represent the continuation of the financial statements of Siping Juyuan.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Noncontrolling interest

Noncontrolling interest on the consolidated balance sheets is resulted from the consolidation of a 75% owned subsidiary, Beijing Juyuan.

Noncontrolling interest on the consolidated statements of income and comprehensive income represents the minority stockholders’ proportionate share of the net loss of Beijing Juyuan.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of December 31, 2009 and 2008, all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts for trade and other receivables.

During the year ended December 31, 2009, there was no customer that contributed 10% or more to the Company’s sales revenue. During the year ended December 31, 2008, New Juyuan Company contributed 18% ($5,804,115) to the Company’s sales revenue.

As of December 31, 2009 and 2008, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2009 and 2008, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in United States Dollars.

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

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

Retention receivable

Retention receivable is the amount withheld by a customer until the warranty period is over. Retention receivables which were expected to be collected within one year of $1,232,917 and $1,413,154 were included in the balance of trade receivable as of December 31, 2009 and 2008, respectively. Retention receivables which were expected to be collected after one year of $795,144 and $224,932 were presented separately as non-current assets.

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

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets” (previously SFAS No. 144). The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Revenue recognition

Revenue from sales of the Company’s products is recognized when products are delivered and customer acceptance is made, the sales price is fixed or determinable, no other significant obligations of the Company exist and collection is reasonably assured.

There were no sales returns and allowances for the years ended December 31, 2009 and 2008. The Company does not provide unconditional right of return, prices protection or any other concessions to its customers. Generally, the Company provides free after-sale service for a period ranging from half year to 1 year. After-sale expense was $16,577 and $12,152 for the years ended December 31, 2009 and 2008 respectively.

Cost of sales

Cost of sales consists primarily of materials costs, freight charges, purchasing and receiving costs, inspection costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of sales.

Administrative expenses

Administrative expenses consist primarily of rent paid, office expenses, entertainment, traveling expenses, staff welfare, consumables, labor protection and salaries and wages which are incurred at the administrative level and exchange difference.

Selling expenses

Selling expenses consist primarily of advertising, salaries and transportation costs incurred during the selling activities.

Advertising, transportation, research and development expenses

Advertising, transportation, research and development expenses are charged to expense as incurred.

Advertising expenses amounting to $877 and $1,463 for the years ended December 31, 2009 and 2008 respectively are included in selling expenses.

Transportation expenses amounting to $808,112 and $584,312 for the years ended December 31, 2009 and 2008 respectively are included in selling expenses.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes” (previously Statement of Financial Accounting Standards (“SFAS”) No. 109). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Comprehensive income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2009 and 2008, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company that are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholder’s equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholder’s equity. The exchange rates in effect as of December 31, 2009 and 2008 were RMB1 for $0.1463 and $0.1467 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Fair value of financial instruments

The Company adopted ASC 820 (previously SFAS No. 157) on January 1, 2008. The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

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

	As of		As of
	December 31, 2009		December 31, 2008
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Long-term loan	$3,363,950	$3,442,357	$3,960,900	$4,107,162

The fair values of long-term loan are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Stock-based compensation

During the reporting periods, the Company did not make any stock-based compensation payments.

Dividends

Dividends are recorded in the Company’s financial statements in the period in which they are declared.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

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

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

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

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

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

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In August 2009, the FASB issued ASU No. 2009-05, an update to ASC 820 “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU No. 2009-05. ASU No. 2009-05 becomes effective for the Company’s annual financial statements for the year ended December 31, 2009. The adoption of this update has no material impact on the Company’s financial statements.

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

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

4.	Restricted cash	As of December 31,
		2009	2008

	Bank deposits held as collateral for bills payable	$-	$733,500
	Bank deposits held as collateral for performance bonds issued by the banks to customers	1,376,114	860,340

		$1,376,114	$1,593,840

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

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.	Trade receivables, net	As of December 31,
		2009	2008

	Trade receivables	$15,480,623	$7,267,844
	Less : Allowance for doubtful accounts	(598,215)	(422,560)

		$14,882,408	$6,845,284

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 is as follows :-

	Year ended December 31,
	2009	2008

Balance at beginning of year	$422,560	$59,296
Addition of bad debt expense, net	176,831	352,870
Translation adjustments	(1,176)	10,394

Balance at end of year	$598,215	$422,560

6.	Other receivables, prepayments and deposits	As of December 31,
		2009	2008

	Advances to staff	$384,060	$822,414
	Deposits for public bid	503,860	614,787
	Prepayments to suppliers	5,149,200	489,480
	Other receivables	342,880	267,444

		6,380,000	2,194,125
	Less : Allowance for doubtful accounts	(67,732)	-

		$6,312,268	$2,194,125

Advances to staff mainly represent staff drawings for handling selling and logistic activities for the Company in the ordinary course of business.

7.	Inventories	As of December 31,
		2008	2008

	Raw materials	$2,517,879	$4,587,353
	Work-in-progress	7,647,868	5,936,635
	Finished goods	10,301	288,523

		10,176,048	10,812,511
	Less : Provision for obsolete inventories	(17,845)	-

		$10,158,203	$10,812,511

No provision for obsolete inventories was recognized during the year ended December 31, 2008.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiary as of December 31, 2009 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

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

The components of the provision for income taxes are :-

	Year ended December 31,
	2009	2008

Current taxes	$648,556	$437,812
Deferred taxes	15,435	(94,189)

	$663,991	$343,623

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	Income taxes (Cont’d)

The effective income tax expense differs from the PRC statutory income tax rate of 25% for the years ended December 31, 2009 and 2008 as follows :-

	Year ended December 31,
	2009	2008

Provision for income taxes at applicable tax rates	$1,201,728	$832,026
Non-taxable items for tax	(107,366)	(84,313)
Non-deductible items for tax	155,961	34,159
Additional deduction from tax bureau on research and development expenses	(172,798)	(126,636)
Preferential Tax Rate	(413,534)	(297,576)
Change in tax rate	-	17,241
Others	-	(31,278)

Income tax expense	$663,991	$343,623

The amount of benefit from Preferential Tax Rate was $413,534 and $297,576 for the years ended December 31, 2009 and 2008, respectively, and the effect on earnings per share was $0.03 and $0.02, respectively.

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2009.

Current deferred tax assets as of December 31, 2009 and 2008 are composed of the following :-

	As of December 31,
	2009	2008

Allowance for doubtful accounts	$94,181	$90,715
Provision for obsolete inventories	2,677	-
Unrealized profit on inventories	-	21,926

	$96,858	$112,641

9.	Property, plant and equipment, net	As of December 31,
		2009	2008
	Cost :-
	Buildings	$3,535,590	$3,546,258
	Plant and machinery	2,975,905	2,314,755
	Office equipment	382,851	237,226
	Motor vehicles	274,265	349,079

		7,168,611	6,447,318
	Accumulated depreciation	(1,861,540)	(1,228,587)
	Construction in progress	1,109,041	646,928

	Net	$6,416,112	$5,865,659

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

9.	Property, plant and equipment (Cont’d)

During the reporting periods, depreciation is included in :-

	Year ended December 31,
	2009	2008

Cost of sales and overheads of inventories	$336,554	$322,621
Research and development expenses	187,123	156,389
Administrative expenses	218,302	217,055

	$741,979	$696,065

As of December 31, 2009 and 2008, property, plant and equipment with net book values of $2,972,439 and $2,053,270, respectively, were pledged as collateral under certain loan arrangements (Note 12).

During the year ended December 31, 2009, property, plant and equipment with net book value of $13,214 were disposed of at a consideration of $73,967, resulting in a gain of $60,753. During the year ended December 31, 2008, property, plant and equipment with net book value of $13,393 were disposed of at a consideration of $5,766, resulting in a loss of $7,627.

10.	Land use rights	As of December 31,
		2009	2008

	Land use rights	$1,030,298	$1,033,407
	Accumulated amortization	(40,117)	(19,395)

		$990,181	$1,014,012

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of December 31, 2009 and 2008, the land use rights of carrying amount of $990,181 and $563,657 were pledged as collateral under certain loan arrangements (Note 12).

During the years ended December 31, 2009 and 2008, amortization amounted to $20,825 and $12,301 respectively. The estimated amortization expense for each of the five succeeding years from 2009 is approximately $21,000 each year.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

11.	Other payables and accrued expenses	As of December 31,
		2009	2008

	Accrued audit fee	$70,000	$117,360
	Receipt in advance from customers	8,453,347	9,219,881
	Pension payable	281,381	133,134
	Salaries payable	225,092	136,195
	Other payables and accrued expenses	3,604,470	2,182,582

		$12,634,290	$11,789,152

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Included in other payables as of December 31, 2009 and 2008 was an amount of $1,721,465 and $1,070,910 respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project. The project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

12.	Short-term bank loans	As of December 31,
		2009	2008

	Secured bank loans	$2,925,174	$1,389,249
	Unsecured bank loans	2,925,174	3,029,355

		$5,850,348	$4,418,604

All bank loans are repayable within one year.

The bank loans as of December 31, 2009 carried annual interest at 100% of the benchmark interest rate published by the People’s Bank of China. The bank loans as of December 31, 2008 carried annual interest at 120% of the benchmark interest rate published by the People’s Bank of China.

The secured bank loans were secured by the following assets of the Company :-

	As of December 31,
	2009	2008

Buildings (Note 9)	$2,804,052	$2,053,270
Construction in progress (Note 9)	168,387	-
Land use rights (Note 10)	990,181	563,657

	$3,962,620	$2,616,927

As of December 31, 2009, the unsecured bank loan was guaranteed by Mr. Zhao and a non-related party.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

12.	Short-term bank loans (Cont’d)

As of December 31, 2008, the unsecured bank loans included (i) a loan of $2,934,000 that was guaranteed by Mr. Zhao and his spouse, a stockholder and her spouse, New Juyuan Company, Juyuan Hanyang Pressure Vessels and a third party; and (ii) a loan of $95,355 that was secured by bank deposits of a director of the Company.

Each of the aforementioned directors and stockholders did not receive any compensation for pledging their assets or acting as guarantors for the Company.

During the reporting periods, there was no covenant requirement under the bank loans granted to the Company.

13.	Long-term loan

The loan is borrowed from a non-financial institution, bearing interest at an annual rate of 106% of the benchmark rate of the People’s Bank of China for three-year to five-year long-term loans and guaranteed by a third party. The Company paid a counter guarantee of $204,762 to the non-financial institution.

Maturities of the loan as of December 31, 2009 are as follows :-

Year
2010	$1,755,104
2011	1,608,846
$3,363,950

14.	Common Stock

On June 30, 2009, the Company issued 14,800,000 shares of common stock at par value of $0.001 each to the then stockholders of Megaway in exchange of 100% of the outstanding capital stock of Megaway.

The common stock reflects the recapitalization as if it occurred as of the beginning of the first period presented.

15.	Statutory reserve

The statutory reserve in the consolidated balance sheets comprises Siping Juyuan’s statutory reserve. In accordance with the relevant laws and regulations of the PRC, each of Siping Juyuan and Beijing Juyuan is required to set aside at least 10% of their respective after-tax net profits each year determined in accordance with PRC GAAP and if any, to fund the statutory reserve until the balance of the reserve reaches 50% of their respective registered capital. The statutory reserve is not distributable in the form of cash dividends and can be used to make up cumulative prior year losses.

Beijing Juyuan did not make any appropriation to statutory reserve during the years ended December 31, 2009 and 2008 as it incurred losses in both years.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

16.	Other income	Year ended December 31,
		2009	2008

	Refund of value-added tax under Tax Concession	$312,521	$319,953
	Other income	179,036	17,298

		$491,557	$337,251

17.	Earnings per share

During the reporting periods, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the recapitalization as if it occurred as of the beginning of the first period presented.

18.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income. The Company contributed $124,679 and $179,983 for the years ended December 31, 2009, and 2008, respectively.

19.	Commitments and contingencies

Capital commitment

As of December 31, 2009, the Company had capital commitments amounting to $551,304 in respect of the construction of the Company’s campus and factory that were contracted for but not provided in the consolidated financial statements.

Contingencies

As of December 31, 2009 and 2008, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

19.	Commitments and contingencies (Cont’d)

Contingencies (cont’d)

In accordance with ASC 450 (previously SFAS No. 5), Contingencies, the Company records a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

The Company’s loss is possible but not known or probable, accordingly no liability in respect of this undertaking was recognized as of December 31, 2009 and 2008. The Company believes that a reasonable estimate of the possible loss range from $nil to $1,620,991 as of December 31, 2009 (2008: from $nil to $6,377,000).

20.	Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 (previously SFAS No. 131), Segment Reporting.

The Company’s sales revenues by products for the years ended December 31, 2009 and 2008 were as follows :-

	Year ended December 31,
	2009	%	2008	%

Plate heat exchanger	$21,928,639	63	$24,307,689	75
Heat exchange unit	5,783,854	17	2,349,106	7
Air-cooled heat exchanger	674,677	2	1,497,008	5
Shell-and-tube heat exchanger	4,217,761	12	2,703,387	8
Others	2,285,922	6	1,609,616	5

	$34,890,853	100	$32,466,806	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

21.	Related party transactions

Apart from the transactions as disclosed in note 12 to the consolidated financial statements, the Company has entered into the following transactions with the following related parties :-

	Year ended December 31,
	2009	2008

Sales of finished goods and raw materials to New Juyuan Company	$-	$2,007,928
Purchase of finished goods and raw materials from New Juyuan Company	$-	$128,070
Purchase of finished goods and raw materials from Juyuan Hanyang Pressure Vessels	$-	$283,007

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

22.	Subsequent events

The Company has evaluated its activities subsequent to December 31, 2009, and has concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.