Form 10-Q
period 2010-03-31
THT Heat Transfer Technology, Inc.
filed 2010-05-17
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

OR

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission File Number: 000-52232
______________________

THT HEAT TRANSFER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
 _______________________

Nevada	20-5463509
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

THT Industrial Park,
No. 5 Nanhuan Road, Tiexi District
Siping, Jilin Province
People's Republic of China	136000
(Address of principal executive offices)	(Zip Code)

86-434-3265241
(Registrant's telephone number, including area code)
_______________________

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

Yes [   ]                 No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,000,000 shares of common stock, par value $0.001 per share, outstanding on May 13, 2010.

PART I — FINANCIAL INFORMATION

THT Heat Transfer Technology Inc.

Condensed Consolidated Financial Statements
For the three months ended
March 31, 2010 and 2009
(Stated in US dollars)

THT Heat Transfer Technology Inc.
Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Statements of Income and Comprehensive Income	3
Condensed Consolidated Balance Sheets	4 - 5
Condensed Consolidated Statements of Cash Flows	6 - 7
Notes to Condensed Consolidated Financial Statements	8 - 20

THT Heat Transfer Technology Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	2010	2009

Sales revenue	$10,129,289	$4,195,545
Cost of sales	(5,882,890)	(2,419,632)

Gross profit	4,246,399	1,775,913

Operating expenses
Administrative expenses	779,344	541,085
Research and development expenses	173,453	186,921
Selling expenses	1,497,856	844,490

	2,450,653	1,572,496

Income from operations	1,795,746	203,417
Interest income	4,550	6,107
Other income - Note 15	85,604	82,046
Interest expense	(131,809)	(158,887)

Income before income taxes	1,754,091	132,683
Income taxes - Note 9	(318,051)	(23,717)

Net income before noncontrolling interests	1,436,040	108,966
Net loss attributable to noncontrolling interests	63,386	29,247

Net income attributable to THT Heat Transfer Technology Inc. common stockholders	$1,499,426	$138,213

Net income before noncontrolling interests	1,436,040	$108,966
Other comprehensive income (loss)
Foreign currency translation adjustments	70,495	(25,618)

Comprehensive income	1,506,535	83,348
Comprehensive loss attributable to noncontrolling interests	62,679	29,680

Comprehensive income attributable to THT Heat Transfer Technology Inc. common stockholders	$1,569,214	$113,028

Earnings per share attributable to THT Heat Transfer Technology Inc. common stockholders - Note 16
- Basic and diluted	$0.09	$0.01

Weighted average number of shares outstanding
- Basic and diluted	16,000,000	14,800,000

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$2,539,131	$5,379,627
Restricted cash - Note 5	1,491,646	1,376,114
Trade receivables, net - Note 6	17,365,146	14,882,408
Bills receivable	356,703	487,803
Other receivables, prepayments and deposits, net - Note 7	7,950,006	6,312,268
Inventories, net - Note 8	8,135,373	10,158,203
Deferred tax assets	95,412	96,858

Total current assets	37,933,417	38,693,281
Retention receivable	364,035	795,144
Counter guarantee receivable - Note 13	205,380	204,762
Property, plant and equipment, net - Note 10	6,584,633	6,416,112
Land use rights	987,957	990,181

TOTAL ASSETS	$46,075,422	$47,099,480

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology Inc.
Condensed Consolidated Balance Sheets (Cont'd)
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$1,132,673	$1,900,599
Other payables and accrued expenses - Note 11	11,105,985	12,634,290
Income tax payable	212,328	474,492
Short-term bank loans - Note 12	5,868,000	5,850,348
Current maturities of long-term loan - Note 13	1,760,400	1,755,104

Total current liabilities	20,079,386	22,614,833
Long-term loan - Note 13	1,613,700	1,608,846

TOTAL LIABILITIES	21,693,086	24,223,679

COMMITMENTS AND CONTINGENCIES - Note 18

STOCKHOLDERS' EQUITY
Preferred stock : par value of $0.001 per share
Common stock : par value $0.001 per share - Note 14
Authorized 40,000,000 shares; issued and outstanding 16,000,000 shares as of March 31, 2010 and December 31, 2009	16,000	16,000
Additional paid-in capital	14,010,700	14,010,700
Statutory reserve	1,058,172	863,304
Accumulated other comprehensive income	788,672	718,884
Retained earnings	8,330,192	7,025,634

Total THT Heat Transfer Technology Inc. stockholders' equity	24,203,736	22,634,522
Noncontrolling interests	178,600	241,279

TOTAL EQUITY	24,382,336	22,875,801

TOTAL LIABILITIES AND EQUITY	$46,075,422	$47,099,480

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net income attributable to THT Heat Transfer Technology Inc. common stockholders	$1,499,426	$138,213
Adjustments to reconcile net income attributable to THT Heat Technology Inc. common stockholders to net cash used in operating activities:
Depreciation and amortization	205,703	181,502
Deferred taxes	1,737	(754)
Allowance for doubtful debts	-	31,943
Noncontrolling interests	(63,386)	(29,247)
Changes in operating assets and liabilities:
Restricted cash	-	(603)
Trade receivables	(2,437,003)	(1,254,295)
Bills receivable	132,527	333,729
Other receivables, prepayments and deposits	(1,618,141)	(5,745,540)
Inventories	2,052,779	(93,035)
Retention receivable	433,360	(8,481)
Trade payable	(773,396)	(763,785)
Other payables and accrued expenses	(1,565,893)	581,329
Income tax payable	(263,505)	24,471

Net cash flows used in operating activities	(2,395,792)	(6,604,553)

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology Inc.
Condensed Consolidated Statements of Cash Flows (Cont'd)
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2010	2009
Cash flows from investing activities
Payments to acquire property, plant and equipment	(349,605)	(88,502)
Net cash flows used in investing activities	(349,605)	(88,502)
Cash flows from financing activities
Proceeds from bank loans	-	8,790,600
Increase in restricted cash	(111,343)	(8,102,003)
Decrease in bills payable	-	(732,550)
Net cash flows used in financing activities	(111,343)	(43,953)
Effect of foreign currency translation on cash and cash equivalents	16,244	(16,690)
Net decrease in cash and cash equivalents	(2,840,496)	(6,753,698)
Cash and cash equivalents - beginning of period	5,379,627	12,579,087
Cash and cash equivalents - end of period	$2,539,131	$5,825,389
Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$128,405	$158,887
Income taxes	$579,819	$-

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Reorganization

Before the Reincorporation Merger and on June 30, 2009, BTHC entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Megaway International Holdings Limited, a British Virgin Islands corporation ("Megaway"), and its sole shareholder, Wisetop International Holdings Limited, a British Virgin Islands corporation ("Wisetop"). Pursuant to the Share Exchange Agreement, Megaway became a wholly-owned subsidiary of the Company and Wisetop was issued 14,800,000 shares of the Company's common stock, which, after giving effect to the Cancellation Agreement disclosed below, constituted 92.5% of the Company's issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement, in exchange for 100% of the issued and outstanding shares of Megaway.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

1.	Corporate information (Cont'd)

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

On May 10, 2009, Star Wealth entered into an equity transfer agreement with all of the shareholders of Siping Juyuan to acquire their entire interests in Siping Juyuan at a total cash consideration of RMB60,000,000 ($8,795,075). The equity transfer agreement was approved by the local government of the People's Republic of China (the “PRC”) on May 31, 2009.

Siping Juyuan has a 75% directly owned subsidiary, Beijing Juyuan Hanyang Heat Exchange Equipment Co. Ltd (“Beijing Juyuan”).

As a condition precedent to the consummation of the Share Exchange Agreement, on June 30, 2009, the Company entered into a cancellation agreement, or the Cancellation Agreement, with Mr. Gerald Pascale, who was the major stockholder of the Company immediately before the Share Exchange Agreement and served as the Company's sole director and officer from February 12, 2009 until June 30, 2009 when he was replaced by Guohong Zhao (“Mr. Zhao”), a founder of Siping Juyuan, whereby Mr. Pascale agreed to the cancellation of 4,805,387 shares of the Company's common stock owned by him.

Mr. Zhao was appointed as the Company's director and chief executive officer effective upon the closing of the above reverse acquisition. In addition, the Company's executive officers were replaced by the executive officers of Siping Juyuan upon the closing of the reverse acquisition.

On June 30, 2009, Mr. Zhao entered into an option agreement with Ms. Jinghua Zhao, the sole shareholder of Wisetop, pursuant to which Mr. Zhao was granted an option, exercisable after 180 days, to acquire all of the equity interests of Wisetop owned by Ms. Jinghua Zhao at an exercise price of $3,246,160. This option expires on June 30, 2011.

Also on June 30, 2009, Wisetop entered into separate option agreements with the other original stockholders of Siping Juyuan, pursuant to which such stockholders were granted options, exercisable after 90 days, to purchase an aggregate of 10,240,786 shares of the Company's common stock owned by Wisetop at total exercise price of $7,291,440. These options also expire on June 30, 2011.

After Mr. Zhao and the other original stockholders exercise these options, they will be the Company's controlling stockholders holding 92.5% equity interest.

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

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Basis of presentation

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto for the year ended December 31, 2009 filed with the SEC in the Company's Form 10-K on March 31, 2010.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

4.	Summary of significant accounting policies

Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of March 31, 2010, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont'd)

Concentration of credit risk (cont'd)

During the reporting periods, customers represented 10% or more of the Company's condensed consolidated sales revenue are:

	Three months ended
	March 31,
	(Unaudited)
	2010	2009

Customer A	$1,530,589	$802,875
Customer B	1,403,382	-

	$2,933,971	$802,875

As of March 31, 2010 and December 31, 2009, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company's gross trade receivables.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for the long-term loan disclosed as below, the carrying amounts of the Company's other financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates:

	As of March 31, 2010		As of December 31, 2009
	(Unaudited)		(Audited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Long-term loan	$3,374,100	$3,438,114	$3,363,950	$3,442,357

The fair values of long-term loan are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont'd)

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 860, “Transfers and Servicing,” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. ASC Topic 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASC Topic 860 has no material impact on the Company's financial statements.

In June 2009, the FASB issued ASC Topic 810, “Consolidation,” which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASC Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC Topic 810 provides more timely and useful information about an enterprise's involvement with a variable interest entity. ASC Topic 810 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASC Topic 810 has no material impact on the Company's financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 has no material impact on the Company's financial statements.

THT Heat Transfer Technology Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Stated in US Dollars)

4.	Summary of significant accounting policies (Cont'd)

Recently issued accounting pronouncements (cont'd)

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 amends the guidance on subsequent events in the FASB ASC to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events, and (3) refine the scope of the disclosure requirements for reissued financial statements. All of the amendments in ASU 2010-09 were effective upon issuance on February 24, 2010, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2009-09 has no material impact on the Company's financial statements.

5.	Restricted cash

	March 31,	December 31,
	2010	2009
	(Unaudited)

Bank deposits held as collateral for performance bonds issued by the banks to customers	$1,491,646	$1,376,114

When the Company's customers request to receive performance bonds issued by the banks in relation to the Company's performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

6.	Trade receivables, net

	March 31,	December 31,
	2010	2009
	(Unaudited)

Trade receivables	$17,965,166	$15,480,623
Less : Allowance for doubtful accounts	(600,020)	(598,215)

	$17,365,146	$14,882,408

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2010 and 2009 is as follows :-

	Three months ended March 31,
	(Unaudited)
	2010	2009

Balance at beginning of period	$598,215	$422,560
Addition of bad debt expense, net	-	31,943
Translation adjustments	1,805	(579)

Balance at end of period	$600,020	$453,924

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

7.	Other receivables, prepayments and deposits

	March 31,	December 31,
	2010	2009
	(Unaudited)

Other receivables	$592,224	$342,880
Advances to staff	1,036,087	384,060
Prepayments to suppliers	5,877,138	5,149,200
Deposits for public bid	512,493	503,860

	8,017,942	6,380,000
Less : Allowance for doubtful accounts	(67,936)	(67,732)

	$7,950,006	$6,312,268

The advances to staff mainly represent staff drawings for handling selling and logistic activities for the Company in the ordinary course of business.

No allowance for doubtful accounts was recognized during the three months ended March 31, 2010 and 2009.

8.	Inventories, net

	March 31,	December 31,
	2010	2009
	(Unaudited)

Raw materials	2,951,957	$2,517,879
Work-in-progress	5,136,799	7,647,868
Finished goods	64,516	10,301

	8,153,272	10,176,048
Less : Provision for obsolete inventories	(17,899)	(17,845)

	$8,135,373	$10,158,203

No provision for obsolete inventories was recognized during the three months ended March 31, 2010 and 2009.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9.	Income tax

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

As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% (“Preferential Tax Rate”). Beijing Juyuan, being a Sino-foreign joint venture enterprise, was entitled to two years' EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in the fiscal year of 2008 and Beijing Juyuan was subject to EIT at the rate of 12.5% and 0% during the three-month periods ended March 31, 2010 and 2009 respectively.

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan refund of value-added tax paid during the reporting periods (Note 15).

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company's tax positions and considered that no additional provision for uncertainty in income taxes was necessary as of March 31, 2010 and December 31, 2009.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

10.	Property, plant and equipment, net

	March 31,	December 31,
	2010	2009
	(Unaudited)
Cost
Buildings	$3,546,258	$3,535,590
Plant and machinery	2,995,777	2,975,905
Office equipment	398,642	382,851
Motor vehicles	295,021	274,265

	7,235,698	7,168,611
Accumulated depreciation	(2,067,719)	(1,861,540)
Construction in progress	1,416,654	1,109,041

Net	$6,584,633	$6,416,112

During the reporting periods, depreciation is included in :-

	Three months ended March 31,
	(Unaudited)
	2010	2009

Cost of sales and overheads of inventories	$92,137	$82,879
Research and development expenses	57,148	39,737
Administrative expenses	51,210	55,417

	$200,495	$178,033

As of March 31, 2010 and December 31, 2009, property, plant and equipment with net book values of $2,934,670 and $2,972,439, respectively, were pledged as collateral under certain loan arrangements (Note 12).

11.	Other payables and accrued expenses

	March 31,	December 31,
	2010	2009
	(Unaudited)

Accrued audit fee	$78,000	$70,000
Receipt in advance from customers	6,047,206	8,453,347
Pension payable	340,491	281,381
Salaries payable	211,319	225,092
VAT tax payable	968,865	396,244
Other payables and accrued expenses	3,460,104	3,208,226

	$11,105,985	$12,634,290

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

11.	Other payables and accrued expenses (Cont'd)

Included in other payables as of March 31, 2010 and December 31, 2009 was an amount of $1,726,659 and $1,721,465, respectively, representing governmental financial support received for the Company's efficient heat exchange equipment manufacture project. The project will be subject to the government's inspection and whether the government support is repayable or not is subject to the inspection results.

12.	Short-term bank loans

	March 31,	December 31,
	2010	2009
	(Unaudited)

Secured bank loans	$2,934,000	$2,925,174
Unsecured bank loans	2,934,000	2,925,174

	$5,868,000	$5,850,348

All bank loans are repayable within one year and carry annual interest at 100% of the benchmark interest rate published by the People's Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company :-

	March 31,	December 31,
	2010	2009
	(Unaudited)

Buildings (Note 10)	$2,812,512	$2,804,052
Construction in progress (Note 10)	168,895	168,387
Land use rights	993,168	990,181

	$3,974,575	$3,962,620

The unsecured bank loans as of March 31, 2010 and December 31, 2009 were guaranteed by Mr. Zhao and a non-related party who did not receive any compensation for acting as guarantors for the Company.

During the reporting periods, there was no covenant requirement under the bank loans granted to the Company.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

13.	Long-term loan

The loan is borrowed from a non-financial institution, bearing interest at an annual rate of 106% of the benchmark rate of the PBOC for three-year to five-year long-term loans and guaranteed by a third party.

The Company paid a counter guarantee of approximately $205,380 and $204,762 as of March 31, 2010 and December 31, 2009, respectively, to the non-financial institution.

Maturities of the loan as of March 31, 2010 are as follows :-

Fiscal years ending on March 31,

2011	$1,760,400
2012	1,613,700

$3,374,100

14.	Common stock

On June 30, 2009, the Company issued 14,800,000 common shares at par value of $0.001 each to the then stockholders of Megaway in exchange of 100% of the outstanding capital stock of Megaway.

The common stock reflects the recapitalization as if it occurred as of the beginning of the first period presented.

15.	Other income

	Three months ended March 31,
	(Unaudited)
	2010	2009

Refund of value-added tax under Tax concession	$78,275	$82,046
Other income	7,329	-

	$85,604	$82,046

16.	Earnings per share

During the reporting periods, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the recapitalization as if it occurred as of the beginning of the first period presented.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

17.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees' salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of income. The Company contributed and accrued $59,110 and $71,734 for the three months ended March 31, 2010 and 2009, respectively.

18.	Commitments and contingencies

Capital commitment

As of March 31, 2010 and December 31, 2009, the Company had capital commitments amounting to $532,757and $551,304 respectively, in respect of the construction of the Company's campus and factory which were contracted for but not provided in the financial statements.

Contingencies

As of March 31, 2010 and December 31, 2009, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

In accordance with ASC Topic 450, “Contingencies”, the Company records a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

The Company's loss is possible but not known or probable, accordingly no liability in respect of this undertaking was recognized as of March 31, 2010 and December 31, 2009. The Company believes that a reasonable estimate of the possible loss ranged from $nil to $1,626,000 as of March 31, 2010 and December 31, 2009, respectively.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

19.	Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment.

The Company's sales revenues by products for the three months ended March 31, 2010 and 2009 were as follows :-

	Three months ended March 31,
	2010	%	2009	%

Plate heat exchanger	$4,249,748	42	$3,663,813	87
Heat exchange unit	3,918,434	39	393,410	10
Air-cooled heat exchanger	1,472,667	14	-
Shell-and-tube heat exchanger	178,453	2	-
Others	309,987	3	138,322	3

	$10,129,289	100	$4,195,545	100

All of the Company's long-lived assets and revenues classified based on the customers are located in the PRC.

20.	Related party transactions

Apart from the transactions as disclosed in note 12 to the condensed consolidated financial statements, the Company had no material transactions carried out with related parties during the reporting periods.

21.	Subsequent events

The Company evaluated all its activities that occurred after March 31, 2010 and has determined that there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of our company, its directors or its officers with respect to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities and Exchange Commission (the “SEC”) since the filing date of our Annual Report on Form 10-K for the year ended December 31, 2009.

Although these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by law, we undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by us or on our behalf.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company's unaudited consolidated results of operations for the three month periods ended March 31, 2010 and 2009.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

  “Beijing Juyuan” refers to Beijing Juyuan Hanyang Heat Exchange Equipment Co., Ltd., a PRC corporation and our indirect, 75%-owned subsidiary;
  “BVI” refers to the British Virgin Islands;
  “China,” “Chinese” and “PRC,” refer to the People's Republic of China;
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
  “Siping Juyuan” refers to Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;
  “Star Wealth” refers to Star Wealth International Holdings Limited, a Hong Kong corporation and our indirect, wholly-owned subsidiary;
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

Overview

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

Industry Trends

Fast economic growth in China

According to the Development Research Center of the PRC State Council, China's GDP is expected to grow 9.5% in 2010, which is one of the fastest in the world. Heat exchangers are widely used in various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical, and shipbuilding, therefore the heat exchanger market benefits from the overall economic growth in the Chinese economy.

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

Environmental Protection

New environmental rules and regulations have helped reduce emissions and energy consumption. The Chinese government and other countries' governments encourage investments to reduce energy consumption and emission. In many applications, industry buyers tend to use heat exchangers instead of simple cooling systems in consideration of both efficiency and energy savings. In 2009, investment in energy savings and reducing emissions in China was US $4.4 billion and is expected to reach US $7.3 billion in 2010.

Fast Pace Urbanization

District heating systems are required in cities in the northern part of China, which are experiencing fast urbanization. Heat exchangers are an important part of district heating systems. Also, HVAC (Heating, Ventilation and Air Conditioning), which is essential to buildings, requires installation of heat exchangers. In 2009, the HVAC market in China was US$6.00 billion and is expected to grow at a compounded annual growth rate of 25% by 2012.

Shipbuilding Rise

Sea transportation remains China's most important transportation method and we expect that sea transportation will continue to grow due to continued globalization. To satisfy the need for more sea transportation, more ships are required to be built. Heat exchangers are installed in engine cooling systems and air-conditioning systems of every ship. China has become a strong player in shipbuilding. In 2009, China accounted for 38.5% of shipbuilding orders worldwide, according to the statistics provided by Ministry of Industry and Information Technology. In 2010, China is expected to deliver 77.1 million DWT (Deadweight Tonnage) of new ships, representing a compound annual growth rate of 51% from 2006.

First quarter Financial Performance Highlights

During the first quarter of 2010, we focused primarily on analyzing the needs of our customers, providing optimized design based on analysis and simulation, offering high quality heat exchange products, and continuously assisting our customers in improving heat exchange process.

The following are some financial highlights for the first quarter of 2010:

  Sales Revenue: Sales revenue increased $5.93 million, or 141.40%, to $10.13 million for the first quarter of 2010 from $4.20 million for the same period of last year.
  Gross Profit: Gross profit was 41.92% for the first quarter of 2010, compared with 42.33% for the same period in 2009.
  Net Income attributable to THT common stockholders: Net income increased $1.36 million, or 986.23%, to $1.50 million for the first quarter of 2010, from $0.14 million for the same period of last year.
  Basic and fully diluted net income per share: Basic and fully diluted net income per share was $0.09 for the first quarter of 2010, compared with $0.01 for the same period last year.

Results of Operations

Results of operations for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009. 1

	Three Months Ended
	March 31,
	(unaudited)
	2010	2009	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$10,129	4,196	5,933	141.40%
Cost of sales	5,883	2,420	3,463	143.10%

Gross profit	4,246	1,776	2,470	139.08%
Operating expenses:
Research and development expenses	173	187	(14)	(7.49	) %
Selling expenses	1,498	844	654	77.49%
Administrative expenses	779	541	238	43.99%

Total operating expenses	2,450	1,572	878	55.85%

Income from operations	1,796	204	1,592	780.39%
Interest income	5	6	(1)	(16.67	) %
Interest expenses	(132)	(159)	(27)	(16.98	) %
Other income	85	82	3	3.66%

Income before income taxes	1,754	133	1,621	1,218.80%
Income taxes	318	24	294	1,225.00%

______________________
1Conform to changes made to earnings release.

Net income before noncontrolling interests	1,436	109	1,327	1,217.43%
Net loss attributable to noncontrolling interests	63	29	34	117.24%
Net income attributable to THT Heat Transfer Technology Inc. common stockholders	1,499	138	1,361	986.23%

Sales Revenue

Our sales revenue is generated from sales of heat exchange products. Sales revenue for the three months ended March 31, 2010 amounted to approximately $10.13 million, which is approximately $5.93 million or 141.40% more than that of the same period in 2009, where we had revenue of approximately $4.20 million. The increase was primarily attributed to the strong growth in market demand driven by the fast economic growth in China and our three newly established sales centers to seize larger market share in the first quarter of 2010. Our sales volume for the three months ended March 31, 2010 amounted to approximately 550 units, an increase of 323 units, as compared with 227 units for the three month period ended March 31, 2009. Our sales from the traditional industry increased approximately $4.44 million compared with the same period in 2009. We have also developed new products used in new industry such as air-cooled heat exchanger and weld plate heat exchanger, which increased sales revenue by approximately $1.49 million compared with same period in 2009.

Cost of Sales

Cost of sales, which consist of raw materials, direct labor and manufacturing overhead expenses, was approximately $5.88 million for the three month period ended March 31, 2010, an increase of approximately $3.46 million or 143.10%, as compared with approximately $2.42 million for the three month period ended March 31, 2009. The increase in cost of sales was mainly attributable to the significant increase in our sales volume and our sales revenue in the first quarter of 2010. Cost of sales as a percentage of total revenues were approximately 58.08% and approximately 57.67% for the three month periods ended March 31, 2010 and 2009, respectively, with an increase of approximately 0.41 percentage points. The increase in cost of sales as a percentage of sales was mainly attributable to the increase in our cost of raw materials in the first quarter of 2010.

Gross Profit

Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased approximately $2.47 million, or 139.08%, to approximately $4.25 million for the three months ended March 31, 2010 from approximately $1.78 million for the same period in 2009. Gross profit as a percentage of sales revenue was approximately 41.92% for the three months ended March 31, 2010 as compared to approximately 42.33% during the same period in 2009. The increase in our gross profit in dollar terms was mainly attributable to the significant increase in our sales revenue in the first quarter of 2010.

Administrative Expenses

Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional service fees. Our administrative expenses increased approximately $0.24 million, or 44.03%, to approximately $0.78 for the three months ended March 31, 2010 from approximately $0.54 million for the same period in 2009. The increase was mainly attributable to the expansion of our management team and the increased professional expense associated with being a public company. As a result of the expansion of our management team, the salary of management team and administration staff increased approximately $0.05 million, or 45.45% to approximately $0.16 million in 2010 from approximately $0.11 in 2009. The professional expense associated with being a public company increased approximately $0.19 million for the three months ended March 31, 2010.

Research and Development Expenses

Our research and development expenses consist of the costs associated with R&D personnel and expense in R&D projects. Our R&D expenses decreased approximately $0.01 million, or 7.21%, to approximately $0.17 million for the three months ended March 31, 2010 from approximately $0.19 million for the same period in 2009. The decrease was mainly because we carried out less R&D projects in the first quarter of 2010 in accordance with our R&D plan.

Selling Expenses

Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased approximately $0.65 million, or 77.37%, to approximately $1.50 million for the three months ended March 31, 2010 from approximately $0.84 million for the same period in 2009. The increase was mainly attributable to the significant increase in travel expense and transportation costs. Our travel expense increased approximately $0.46 million, or 92.00%, to approximately $0.96 million for the three months ended March 31, 2010 from approximately $0.50 million for the same period in 2009 and our transportation costs increased approximately $0.09 million, or 450.00%, to approximately $0.11 million for the three months ended March 31, 2010 from approximately $0.02 million for the same period in 2009.

Total Operating Expenses

Our total expenses increased approximately $0.88 million, or 55.85%, to approximately $2.45 million for the three months ended March 31, 2010 from approximately $1.57 million for the same period in 2009.

Income before Income Taxes

Income before income taxes was approximately $1.75 million for the three months ended March 31, 2010, compared with income before income taxes of approximately $0.13 million for the same period in 2009. The increase of income before income tax was mainly attributable to the significant increase in our sales revenue. Income before income taxes as a percentage of sales revenue increased to approximately 17.32% for the three months ended March 31, 2010, as compared to approximately 3.17% for the same period in 2009 due to the factors described above.

Income Taxes

Our income taxes increased to approximately $0.32 million during the three months ended March 31, 2010 from approximately $0.02 million during the same period in 2009.

Net Income Before Noncontrolling Interests

Our net income before noncontrolling interests was approximately $1.44 million during the three months ended March 31, 2010, compared with net income before noncontrolling interests of approximately $0.11 million during the same period in 2009, as a result of the factors described above.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was approximately $0.06 million during the three months ended March 31, 2010 compared with net loss of approximately $0.03 million attributable to noncontrolling interests during the same period in 2009.

Net Income Attributable to THT Heat Transfer Technology Inc. Common Stockholders

Net income attributable to THT Heat Transfer Technology Inc. common stockholders was approximately $1.50 million during the three months ended March 31, 2010, compared with net income of approximately $0.14 million during the same period in 2009.

Taxation

United States

THT is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as THT had no taxable income in the United States for the reporting period.

British Virgin Islands

Megaway was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Star Wealth was incorporated in Hong Kong and subject to Hong Kong profits tax at a tax rate of 16.5% . No provision for Hong Kong tax has been made as Star Wealth has no taxable income in Hong Kong during the reporting period.

PRC

A company registered in China is subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the People's Republic of China effective before January 1, 2008, income tax was generally payable by enterprises at a rate of 33% of their taxable income.

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

Siping Juyuan was entitled to a special tax concession, or the Tax Concession, because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan to a refund of value-added tax paid during the reporting period.

Beijing Juyuan, being a sino-foreign joint venture enterprise, was entitled to two years' EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years, or the Tax Holiday. The Tax Holiday commenced in the fiscal year of 2008.

Pursuant to the New EIT Law, commencing from January 1, 2008, Siping Juyuan and Beijing Juyuan were subject to PRC EIT at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15%. Beijing Juyuan was subject to EIT at the rate of 12.5% during the Tax Holiday.

We incurred income taxes of $0.32 million for the three-month period ended March 31, 2010, an increase of $0.30 million or 1,241% from the taxes we incurred in the same 2009 period, which were $0.02 million. This increase in taxes was due to our higher revenues and operating profits.

Foreign Currency Translation Gains

Exchange Rates

The financial records of Siping Juyuan and Beijing Juyuan are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our stockholders' equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

We had a foreign currency translation gain of $0.07 million for the three month period ended March 31, 2010 as compared with $0.03 million currency translation loss in the same period ended March 31, 2009. We use period-end exchange rates in translating our assets and liabilities denominated in Renminbi into U.S. dollars and average exchange rates for the period to translate our income and expenses. At March 31, 2010, the period end exchange rate was RMB1 to US$0.14670 and the average exchange rate for the period was RMB1 to US$0.14665. At March 31, 2009, the period end exchange rate was RMB1 to US$0.14650 and the average exchange rate for the three months ended March 31, 2009 was RMB1 to US$0.14651. The average exchange rate for the first quarter in 2010 compared with the first quarter in 2009 (RMB1 to US$0.14665 and RMB1 to US$0.14651, respectively) increased approximately 0.10% .

Our sales revenue increased by RMB 40.43 million or 141.17% compared with the same period in 2009 and our operating expenses increased by RMB 5.98 million or 55.77% compared with the same period in 2009. As the Renminbi increased in value against the U.S. dollar during the period, our reported sales revenues and operating expenses were affected, increasing 141.40% and 55.92%, respectively, in U.S. dollar terms, as follows:

	Three Months Ended March 31
(in thousands, except percentages)	2010			2009			Change		%
	US$	Average Rate	RMB	US$	Average Rate	RMB	US$	RMB	US$	RMB

Revenue	10,129	0.14665	69,071	4,196	0.14651	28,639	5,933	40,432	141.40%	141.17%
Total operating expenses	2,451	0.14665	16,713	1,572	0.14651	10,729	879	5,984	55.92%	55.77%

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $2.54 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Three months Ended March 31,
	2010	2009
	(in thousands)
Net cash used in operating activities	(2,396)	(6,605)
Net cash used in investing activities	(350)	(88)
Net cash used in financing activities	(111)	(44)
Effect of exchange rate changes on cash and cash equivalents	16	(17)
Net decrease in cash and cash equivalents	(2,841)	(6,754)
Cash and cash equivalents at the beginning of period	5,380	12,579
Cash and cash equivalents at the end of period	2,539	5,825

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months. In 2010, we continue to work to develop new manufacturing capabilities and expand our presence as the leader in the development and manufacture of various valves.

Operating Activities

Net cash used in operating activities was $2.40 million in the three months ended March 31, 2010, compared with net cash used in operating activities of $6.60 million in the same period in fiscal year 2009.The cash outflow in operating activities during the first quarter of 2010 was mainly due to prepayment for purchase of the raw materials in the amount of $5.70 million as we expect that there would be an increase in production and sales volume for the second quarter of 2010; and more income tax paid as our net income increased. Our accounts receivables increased was mainly attributable to the projects in thermoelectric industry which took longer time to install than our projects for other industries.

Investing Activities

Net cash used in investing activities increased to $0.35 million in the three months ended March 31, 2010, compared with $0.09 million in the same period in fiscal year 2009. The net cash used in investing activities during the period ended March 31, 2010 was primarily used for the purchase of additional machineries and equipment for use in the recently completed plant facilities. 2

Financing Activities

Net cash used in financing activities was $0.11 million in the three months ended March 31, 2010, compared with net cash used in financing activities of $0.04 million in the same period in fiscal year 2009. The increase in cash outflow is attributable to the increase in restricted cash, which amounted to approximately $0.11 million.

Capital Expenditures

The capital expenditures in the three months ended March 31, 2010 and 2009 are set out as below. Our capital expenditures were used primarily for construction of our new plant which had been completed in 2009 and purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

__________________
2 This needs to be revised. It is unclear.

	Three months Ended March 31,
	2010	2009
	(in thousands)
Construction costs	309	$77
Purchase of equipment	$41	$11

Total capital expenditures	$350	$88

We estimate that our total capital expenditures in fiscal year 2010 will reach approximately $3.66 million: $2.93 million of which will be used to fund construction costs and $0.73 million will be used for new equipment purchases.

Obligations Under Material Contracts

We are party to the following loan agreements:

  Commission Loan Agreement, dated July 24, 2008, among Siping Juyuan, Siping City Fu Guo Investment and Development Co., Ltd. and Siping City Credit Association Union, pursuant to which Siping City Credit Association Union, entrusted by Siping City Fu Guo Investment and Development Co., Ltd., provided a loan with a total amount of RMB 28,000,000 (approximately $4,102,000). The agreement is for a term of three years, from June 27, 2008 to June 26, 2011. The first interest rate is 6% above the lending rate over the same period published by the PRC; annual interest rate is 8.0136%. The interest rate is adjusted on June 21 every year; the adjusted interest rate is 6% above the lending rate of the same category over the same period published by the PRC. The loan balance of RMB 23,000,000 (approximately $3,374,000) has not yet been repaid.
  Loan Agreement, dated December 14, 2009, between Siping Juyuan and Siping Branch of Agriculture Bank of China, pursuant to which Siping Branch of Agriculture Bank of China provided a loan with a total amount of RMB 20,000,000 (approximately $2,934,000). The agreement is for a term from December 14, 2009 to December 13, 2010. The interest rate is based on the benchmark interest rate published by the PRC.
  Loan Agreement, dated July 21, 2009, between Siping Juyuan and Bank of Communications, Changchun Branch, pursuant to which Changchun Branch of Bank of Communications provided a loan with a total amount of RMB 20,000,000 (approximately $2,934,000). The agreement is for a term from July 21, 2009 to May 20, 2010. The interest rate is based on the benchmark interest rate published by the PRC.

Critical Accounting Policies

Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of March 31, 2010, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, customers represented 10% or more of the Company's condensed consolidated sales revenue are:

	Three months ended
	March 31,
	(Unaudited)
	2010	2009

Customer A	$1,530,589	$802,875
Customer B	1,403,382	-

	$2,933,971	$802,875

As of March 31, 2010 and December 31, 2009, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company's gross trade receivables.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 860, “Transfers and Servicing,” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. ASC Topic 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASC Topic 860 has no material impact on the Company's financial statements.

In June 2009, the FASB issued ASC Topic 810, “Consolidation,” which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASC Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC Topic 810 provides more timely and useful information about an enterprise's involvement with a variable interest entity. ASC Topic 810 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASC Topic 810 has no material impact on the Company's financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 has no material impact on the Company's financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 amends the guidance on subsequent events in the FASB ASC to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events, and (3) refine the scope of the disclosure requirements for reissued financial statements. All of the amendments in ASU 2010-09 were effective upon issuance on February 24, 2010, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2009-09 has no material impact on the Company's financial statements.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Guohong Zhao and Jianjun He, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management is not aware of any material weakness in our internal control over financial reporting which causes them to believe that any material inaccuracies or errors existed in our financial statements as of March 31, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Changes in Internal Control over Financial Reporting

There are no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

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

DATED: May 17, 2010

THT HEAT TRANSFER TECHNOLOGY, INC.

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

*Filed herewith.