Form 10-Q
period 2010-06-30
THT Heat Transfer Technology, Inc.
filed 2010-08-16
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

OR

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to  _________

Commission File Number: 001-34812
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

Yes [    ]             No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,000,000 shares of common stock, par value $0.001 per share, outstanding on August 13, 2010.

i

PART I — FINANCIAL INFORMATION

THT Heat Transfer Technology, Inc.

Condensed Consolidated Financial Statements
For the three and six months ended
June 30, 2010 and 2009
(Stated in US dollars)

THT Heat Transfer Technology, Inc.
Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Statements of Income and Comprehensive Income	3
Condensed Consolidated Balance Sheets	4 - 5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7 - 20

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009

Sales revenue - Note 19	$12,176,674	$10,130,142	$22,305,963	$14,325,687
Cost of sales	(6,832,994)	(5,654,306)	(12,715,884)	(8,073,938)

Gross profit	5,343,680	4,475,836	9,590,079	6,251,749

Operating expenses
Administrative expenses	1,005,291	845,795	1,784,635	1,386,880
Research and development expenses	188,581	174,668	362,034	361,589
Selling expenses	1,341,283	1,147,991	2,839,139	1,992,481

	2,535,155	2,168,454	4,985,808	3,740,950

Income from operations	2,808,525	2,307,382	4,604,271	2,510,799
Interest income	2,686	4,815	7,236	10,922
Other income - Note 15	78,647	74,845	164,251	156,891
Interest expense	(128,833)	(130,887)	(260,642)	(289,774)

Income before income taxes	2,761,025	2,256,155	4,515,116	2,388,838
Income taxes - Note 9	(407,048)	(307,755)	(725,099)	(331,472)

Net income before noncontrolling interests	2,353,977	1,948,400	3,790,017	2,057,366
Net loss (income) attributable to noncontrolling interests	37,573	(250)	100,959	28,997

Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$2,391,550	$1,948,150	$3,890,976	$2,086,363

Net income before noncontrolling interests	$2,353,977	$1,948,400	$3,790,017	$2,057,366
Other comprehensive income (loss)
Foreign currency translation adjustments	42,423	(1,026)	112,918	(26,644)

Comprehensive income	2,396,400	1,947,374	3,902,935	2,030,722
Comprehensive loss (income) attributable to noncontrolling interests	37,634	(261)	100,333	29,419

Comprehensive income attributable to THT Heat Transfer Technology, Inc. common stockholders	$2,434,034	$1,947,113	$4,003,268	$2,060,141

Earnings per share attributable to THT Heat Transfer Technology, Inc. common stockholders - Note 16
- Basic and diluted	$0.15	$0.13	$0.24	$0.14

Weighted average number of shares outstanding
- Basic and diluted	16,000,000	14,813,187	16,000,000	14,806,630

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$2,898,064	$5,379,627
Restricted cash - Note 5	1,505,841	1,376,114
Counter guarantee receivable - Note 13	205,622	-
Trade receivables, net - Note 6	21,903,635	14,882,408
Bills receivable	608,839	487,803
Other receivables, prepayments and deposits, net - Note 7	6,723,693	6,312,268
Inventories, net - Note 8	7,504,737	10,158,203
Deferred tax assets	145,845	96,858

Total current assets	41,496,276	38,693,281
Retention receivable	373,537	795,144
Counter guarantee receivable - Note 13	-	204,762
Property, plant and equipment, net - Note 10	6,628,964	6,416,112
Land use rights	983,906	990,181

TOTAL ASSETS	$49,482,683	$47,099,480

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology, Inc.
Condensed Consolidated Balance Sheets (Cont'd)
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$1,611,763	$1,900,599
Other payables and accrued expenses - Note 11	11,976,447	12,634,290
Income tax payable	743,972	474,492
Short-term bank loans - Note 12	5,874,923	5,850,348
Current maturities of long-term loan - Note 13	2,496,842	1,755,104

Total current liabilities	22,703,947	22,614,833
Long-term loan - Note 13	-	1,608,846

TOTAL LIABILITIES	22,703,947	24,223,679

COMMITMENTS AND CONTINGENCIES - Note 18

STOCKHOLDERS' EQUITY
Preferred stock : par value of $0.001 per share
Common stock : par value $0.001 per share - Note 14
Authorized 190,000,000 shares; issued and outstanding 16,000,000 shares as of June 30, 2010 and December 31, 2009	16,000	16,000
Additional paid-in capital	14,010,700	14,010,700
Statutory reserve	1,308,646	863,304
Accumulated other comprehensive income	831,176	718,884
Retained earnings	10,471,268	7,025,634

Total THT Heat Transfer Technology, Inc. stockholders' equity	26,637,790	22,634,522
Noncontrolling interests	140,946	241,279

TOTAL EQUITY	26,778,736	22,875,801

TOTAL LIABILITIES AND EQUITY	$49,482,683	$47,099,480

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	(unaudited)
	2010	2009
Cash flows from operating activities
Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$3,890,976	$2,086,363
Adjustments to reconcile net income attributable to THT Heat Transfer Technology, Inc. common stockholders to net cash used in operating activities:
Depreciation and amortization	413,989	366,652
Deferred taxes	(48,395)	(18,194)
Allowance for doubtful debts	322,632	100,748
Noncontrolling interests	(100,959)	(28,997)
Changes in operating assets and liabilities :-
Restricted cash	-	(457,687)
Trade receivables	(7,254,730)	(4,769,933)
Bills receivable	(118,532)	81,024
Other receivables, prepayments and deposits	(383,440)	(5,667,701)
Inventories	2,685,825	3,252,708
Retention receivable	423,322	(34,383)
Trade payables	(295,684)	(806,594)
Other payables and accrued expenses	(708,197)	(1,424,719)
Income tax payable	266,464	349,666

Net cash flows used in operating activities	(906,729)	(6,971,047)

Cash flows from investing activities
Cash acquired from reverse acquisition	-	1,000
Payments to acquire property, plant and equipment	(569,010)	(327,394)
Proceeds from sale of property, plant and equipment	10,241	-

Net cash flows used in investing activities	(558,769)	(326,394)

Cash flows from financing activities
Proceeds from bank loans	2,926,200	8,790,600
Repayment of bank loans	(2,926,200)	(11,722,000)
Repayment of long-term loan	(877,868)	(293,140)
(Increase) decrease in restricted cash	(123,473)	732,550
Decrease in bills payable	-	(732,550)

Net cash flows used in financing activities	(1,001,341)	(3,224,540)

Effect of foreign currency translation on cash and cash equivalents	(14,724)	(12,102)

Net decrease in cash and cash equivalents	(2,481,563)	(10,534,083)
Cash and cash equivalents - beginning of period	5,379,627	12,579,087

Cash and cash equivalents - end of period	$2,898,064	$2,045,004

Supplemental disclosures for cash flow information

Cash paid for :-
Interest	$246,999	$289,774
Income taxes	$616,073	$-

See Notes to Condensed Consolidated Financial Statements

THT Heat Transfer Technology, Inc.
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

THT Heat Transfer Technology, Inc.
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

THT Heat Transfer Technology, Inc.
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies

Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of June 30, 2010, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the three-month and six-month periods ended June 30, 2010 and 2009, the Company did not have any customers which represented 10% or more of the Company's condensed consolidated sales revenue.

As of June 30, 2010 and December 31, 2009, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company's gross trade receivables.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The carrying amounts of the Company's financial assets and liabilities approximate their fair values due to short maturities or the applicable interest rates approximate the current market rates.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (cont'd)

Recently issued accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of ASU 2009-13 is not expected to have a material effect on the Company's financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 has no material impact on the Company's financial statements.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (cont'd)

In April, 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force". ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

5.	Restricted cash

	June 30,	December 31,
	2010	2009
	(Unaudited)

Bank deposits held as collateral for performance bonds issued by the banks to customers	$1,505,841	$1,376,114

When the Company's customers request to receive performance bonds issued by the banks in relation to the Company's performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

6.	Trade receivables, net

	June 30,	December 31,
	2010	2009
	(Unaudited)

Trade receivables	$22,828,233	$15,480,623
Less : Allowance for doubtful accounts	(924,598)	(598,215)

	$21,903,635	$14,882,408

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Trade receivables, net (cont'd)

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2010 and 2009 is as follows :-

	Six months ended June 30,
	(Unaudited)
	2010	2009

Balance at beginning of period	$598,215	$422,560
Addition of bad debt expense, net	322,632	100,748
Translation adjustments	3,751	(624)

Balance at end of period	$924,598	$522,684

7.	Other receivables, prepayments and deposits

	June 30,	December 31,
	2010	2009
	(Unaudited)

Other receivables	$385,226	$342,880
Advances to staff	985,006	384,060
Prepayments to suppliers	4,841,206	5,149,200
Deposits for public bid	580,270	503,860

	6,791,708	6,380,000
Less : Allowance for doubtful accounts	(68,015)	(67,732)

	$6,723,693	$6,312,268

The advances to staff mainly represent staff drawings for handling selling and logistic activities for the Company in the ordinary course of business.

No allowance for doubtful accounts was recognized during the three and six month periods ended June 30, 2010 and 2009.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

8.	Inventories, net

	June 30,	December 31,
	2010	2009
	(Unaudited)

Raw materials	$3,789,221	$2,517,879
Work-in-progress	2,270,047	7,647,868
Finished goods	1,463,390	10,301

	7,522,658	10,176,048
Less : Provision for obsolete inventories	(17,921)	(17,845)

	$7,504,737	$10,158,203

No provision for obsolete inventories was recognized during the three and six month periods ended June 30, 2010 and 2009.

9.	Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of June 30, 2010 and December 31, 2009 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong tax has been made as Star Wealth has no taxable income during the reporting periods.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9.	Income tax (cont'd)

PRC

Pursuant to the new China enterprise income tax (“EIT”) law, commencing from January 1, 2008, Siping Juyuan and Beijing Juyuan were subject to PRC EIT at the statutory rate of 25%.

As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15%. Beijing Juyuan, being a Sino-foreign joint venture enterprise, was entitled to two years' EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in the fiscal year of 2008 and Beijing Juyuan was subject to EIT at the rate of 12.5% and 0% during the six months ended June 30, 2010 and 2009 respectively.

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan refund of value-added tax paid during the reporting periods (Note 15).

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company's tax positions and considered that no additional provision for uncertainty in income taxes was necessary as of June 30, 2010 and December 31, 2009.

10.	Property, plant and equipment, net

	June 30,	December 31,
	2010	2009
	(Unaudited)
Cost
Buildings	$3,550,442	$3,535,590
Plant and machinery	3,060,837	2,975,905
Office equipment	528,225	382,851
Motor vehicles	263,792	274,265

	7,403,296	7,168,611
Accumulated depreciation	(2,252,457)	(1,861,540)
Construction in progress	1,478,125	1,109,041

Net	$6,628,964	$6,416,112

As of June 30, 2010 and December 31, 2009, property, plant and equipment with net book values of $2,909,070 and $2,972,439, respectively, were pledged as collateral under certain loan arrangements (Note 12).

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

11.	Other payables and accrued expenses

	June 30,	December 31,
	2010	2009
	(Unaudited)

Receipt in advance from customers	6,224,156	8,453,347
Pension payable	359,005	281,381
Salaries payable	240,590	225,092
VAT tax payable	1,786,767	396,244
Other payables and accrued expenses	3,365,929	3,278,226

	$11,976,447	$12,634,290

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Included in other payables as of June 30, 2010 and December 31, 2009 was an amount of $1,072,173 and $1,721,465, respectively, representing governmental financial support received for the Company's efficient heat exchange equipment manufacture project. The project will be subject to the government's inspection and whether the government support is repayable or not is subject to the inspection results.

12.	Short-term bank loans

	June 30,	December 31,
	2010	2009
	(Unaudited)

Secured bank loans	$2,937,462	$2,925,174
Unsecured bank loans	2,937,461	2,925,174

	$5,874,923	$5,850,348

All bank loans are repayable within one year and carry annual interest at 100% of the benchmark interest rate published by the People's Bank of China (the “PBOC”).

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Short-term bank loans (cont'd)

The secured bank loans were secured by the following assets of the Company :-

	June 30,	December 31,
	2010	2009
	(Unaudited)

Buildings (Note 10)	$2,739,975	$2,804,052
Construction in progress (Note 10)	169,095	168,387
Land use rights	983,906	990,181

	$3,892,976	$3,962,620

The unsecured bank loans as of June 30, 2010 and December 31, 2009 were guaranteed by Mr. Zhao and a non-related party who did not receive any compensation for acting as guarantors for the Company.

During the reporting periods, there was no covenant requirement under the bank loans granted to the Company.

13.	Long-term loan

The loan is borrowed from a non-financial institution, bearing interest at an annual rate of 106% of the benchmark rate of the PBOC for three-year to five-year long-term loans and guaranteed by a third party.

The Company paid a counter guarantee of $205,622 and $204,762 as of June 30, 2010 and December 31, 2009, respectively, to the non-financial institution.

The outstanding principal balance of the long-term loan as of June 30. 2010 will mature prior to the period ending June 30, 2011.

14.	Common stock

On June 30, 2009, the Company issued 14,800,000 common shares at par value of $0.001 each to the then stockholders of Megaway in exchange of 100% of the outstanding capital stock of Megaway.

The common stock reflects the recapitalization as if it occurred as of the beginning of the first period presented.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

15.	Other income

	Three months ended June 30,		Six months ended June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Refund of value-added tax under Tax Concession	$77,913	$74,845	$156,188	$156,891
Other income	734	-	8,063	-

	$78,647	$74,845	$164,251	$156,891

16.	Earnings per share

During the reporting periods, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the recapitalization as if it occurred as of the beginning of the first period presented.

17.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees' salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of income. The Company contributed and accrued $72,405 and $122,744 for the six months ended June 30, 2010 and 2009, respectively.

18.	Commitments and contingencies

Capital commitment

As of June 30, 2010 and December 31, 2009, the Company had capital commitments amounting to $528,452 and $551,304 respectively, in respect of the construction of the Company's campus and factory which were contracted for but not provided in the financial statements.

Contingencies

As of June 30, 2010 and December 31, 2009, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

18.	Commitments and contingencies (cont'd)

Contingencies (cont'd)

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

The Company's loss is possible but not known or probable, accordingly no liability in respect of this undertaking was recognized as of June 30, 2010 and December 31, 2009. The Company believes that a reasonable estimate of the possible loss ranged from $nil to $1,509,245 as of June 30, 2010.

19.	Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment.

The Company's sales revenues by products for the six months ended June 30, 2010 and 2009 were as follows :-

	Six months ended June 30,
		(unaudited)
	2010	%	2009	%

Plate heat exchanger	$12,357,301	55	$9,690,436	68
Heat exchange unit	5,616,629	25	1,137,330	8
Air-cooled heat exchanger	3,032,531	14	676,477	5
Shell-and-tube heat exchanger	247,368	1	1,761,800	12
Others	1,052,134	5	1,059,644	7

	$22,305,963	100	$14,325,687	100

All of the Company's long-lived assets and revenues classified based on the customers are located in the PRC.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

20.	Related party transactions

Apart from the transactions as disclosed in note 12 to the condensed consolidated financial statements, the Company had no other material transactions carried out with related parties during the reporting periods.

21.	Subsequent events

On July 7, 2010, the Company completed the registration of its common stock with par value of $0.001 per share pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, in connection with the listing of the Company's common stock on the NASDAQ Stock Market LLC effective July 8, 2010. The common stock was quoted on the OTC Bulletin Board under the symbol “THTI” as of June 30, 2010.

The Company evaluated all other events or transactions that occurred through the date the financial statements were issued and has determined that there is no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company's unaudited consolidated results of operations for the three months and six months periods ended June 30, 2010 and 2009.

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

Second quarter Financial Performance Highlights

During the second quarter of 2010, we focused primarily on analyzing the needs of our customers, providing optimized design based on analysis and simulation, offering high quality heat exchange products, and continuously assisting our customers in improving heat exchange process.

The following are some financial highlights for the second quarter of 2010:

  Sales Revenue: Sales revenue increased $2.05 million, or 20.21%, to $12.18 million for the second quarter of 2010 from $10.13 million for the same period of last year.
  Gross Profit: Gross profit was 43.89% for the second quarter of 2010, compared with 44.19% for the same period in 2009.
  Net Income attributable to THT common stockholders: Net income increased $0.44 million, or 22.79%, to $2.39 million for the second quarter of 2010, from $1.95 million for the same period of last year.
  Basic and fully diluted net income per share: Basic and fully diluted net income per share was $0.15 for the second quarter of 2010, compared with $0.13 for the same period last year.

Results of Operations

Results of operations for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.

	Three Months Ended
	June 30,
	(unaudited)
	2010	2009	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$12,177	$10,130	$2,047	20.21%
Cost of sales	6,833	5,654	1,179	20.85%

Gross profit	5,344	4,476	868	19.39%
Operating expenses:
Research and development expenses	189	175	14	8.00%
Selling expenses	1,341	1,148	193	16.81%
Administrative expenses	1,005	846	159	18.79%

Total operating expenses	2,535	2,169	366	16.93%

Income from operations	2,809	2,307	502	21.76%
Interest income	3	5	(2)	(40)%
Interest expenses	(129)	(131)	2	(1.53)%
Other income	78	75	3	4.00%

Income before income taxes	2,761	2,256	505	22.38%
Income taxes	(407)	(308)	99	32.14%
Net income before noncontrolling interests	2,354	1,948	406	20.84%
Net loss attributable to noncontrolling interests	38	-	38	-%
Net income attributable to THT Heat Transfer Technology Inc. common stockholders	$2,392	1,948	444	22.79%

Sales Revenue

Our sales revenue is generated from sales of heat exchange products. Sales revenue for the three months ended June 30, 2010 amounted to $12.18 million, which is $2.05 million or 20.21% more than that of the same period in 2009, where we had revenue of $10.13 million. The increase was primarily attributed to the strong growth in market demand driven by the fast economic growth in China. Our sales volume for the three months ended June 30, 2010 amounted to 1,036 units, an increase of 406 units, as compared with 630 units for the three month period ended June 30, 2009. Sales revenue from products designed for use in the heating industry increased approximately $1.51 million, or 38.72% to approximately $5.41 million in the three months ended June 30, 2010 from approximately $3.90 for the same period in 2009. Sales revenue from products designed for use in petrochemical industry increased $0.76 million, or 15.20% to $5.76 million in the three months ended June 30, 2010 from $5.00 million in the same period of 2009. In particular, sales revenue from air-cooled heat exchangers and weld plate heat exchangers, two major products used in the petrochemical industry, was $2.04 million for the three month period ended June 30, 2010, an increase of $0.91 million or 80.53%, as compared with $1.13 million for the three month period ended June 30, 2009.

Cost of Sales

Cost of sales, which consist of raw materials, direct labor and manufacturing overhead expenses, was $6.83 million for the three month period ended June 30, 2010, an increase of $1.18 million or 20.85%, as compared with $5.65 million for the three month period ended June 30, 2009. The increase in cost of sales was mainly attributable to the significant increase in our sales volume and our sales revenue in the second quarter of 2010. Cost of sales as a percentage of total revenues were 56.11% and 55.81% for the three month periods ended June 30, 2010 and 2009, respectively, with an increase of 0.3 percentage points. Increase in cost of sales as a percentage of sales was mainly due to higher direct labour costs brought about by a general increase in factory wages in the second quarter of 2010.

Gross Profit

Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased $0.87 million, or 19.39%, to $5.34 million for the three months ended June 30, 2010 from $4.48 million for the same period in 2009. Gross profit as a percentage of sales revenue was 43.89% for the three months ended June 30, 2010 as compared to 44.19% during the same period in 2009. The increase in our gross profit in dollar terms was mainly attributable to the significant increase in our sales revenue in the second quarter of 2010.

Administrative Expenses

Our administrative expenses increased $0.16 million, or 18.79%, to $1.01 million for the three months ended June 30, 2010 from $0.85 million for the same period in 2009. The increase was mainly attributable to the expansion of our management team and the increased professional expense associated with being a public company. As a result of the expansion of our management team, the salary of management team and administration staff increased $0.16 million, or 123.08% to $0.29 million in the three months ended June 30, 2010 from $0.13 million in the same period in 2009. Travel expense increased $0.09 million, or 180% to $0.14 million in 2010 from $0.05 million in 2009.

Research and Development Expenses

Our research and development expenses consist of the costs associated with R&D personnel and expense in R&D projects. Our R&D expenses increased $0.01 million, or 8.00%, to $0.19 million for the three months ended June 30, 2010 from $0.18 million for the same period in 2009.

Selling Expenses

Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased $0.19 million, or 16.81%, to $1.34 million for the three months ended June 30, 2010 from $1.15 million for the same period in 2009. The increase was mainly attributable to the significant increase in travel expense and transportation costs. Because of OUR market expansion, our travel expense increased $0.72 million, or 120%, to $1.32 million for the three months ended June 30, 2010 from $0.60 million for the same period in 2009.

Total Operating Expenses

Our total expenses increased $0.37 million, or 16.93%, to $2.54 million for the three months ended June 30, 2010 from $2.17 million for the same period in 2009.

Income before Income Taxes

Income before income taxes was $2.76 million for the three months ended June 30, 2010, compared with income before income taxes of $2.26 million for the same period in 2009. The increase of income before income tax was mainly attributable to the significant increase in our sales revenue. Income before income taxes as a percentage of sales revenue increased to 22.67% for the three months ended June 30, 2010, as compared to 22.27% for the same period in 2009 due to the factors described above.

Income Taxes

Our income taxes increased to $0.41 million during the three months ended June 30, 2010 from $0.31 million during the same period in 2009.

Net Income Before Noncontrolling Interests

Our net income before noncontrolling interests was $2.35 million during the three months ended June 30, 2010, compared with $1.95 million during the same period in 2009, as a result of the factors described above.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0.04 million during the three months ended June 30, 2010 compared with net loss of $3,000 during the same period in 2009.

Net Income Attributable to Common Stockholders

Net income attributable to our common stockholders was $2.39 million during the three months ended June 30, 2010, compared with net income of $1.95 million during the same period in 2009.

Results of operations for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009.

	Six Months Ended
	June 30,
	(unaudited)
	2010	2009	$	Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$22,306	$14,326		$7,980	55.70%
Cost of sales	(12,716)	(8,074)		4,642	57.49%

Gross profit	9,590	6,252		3,338	53.39%
Operating expenses:
Research and development expenses	362	362		-	-%
Selling expenses	2,839	1,992		847	42.52%
Administrative expenses	1,785	1,387		398	28.70%

Total operating expenses	4,986	3,741		1,245	33.28%

Income from operations	4,604	2,511		2,093	83.35%
Interest income	7	11		(4)	(36.36	) %
Interest expenses	(260)	(290)		(30)	(10.34	) %
Other income	164	156		8	5.13%

Income before income taxes	4,515	2,388		2,127	89.07%
Income taxes	(725)	(331)		(394)	119.03%
Net income before noncontrolling interests	3,790	2,057		1,733	84.25%
Net (income) loss attributable to noncontrolling interests	101	29		72	248.28%
Net income attributable to THT Heat Transfer Technology Inc. common stockholders	$3,891	2,086		1,805	86.53%

Sales Revenue

Sales revenue for the six months ended June 30, 2010 amounted to $22.31 million, which is $7.98 million or 55.70% more than that of the same period in 2009, where we had revenue of $14.33 million. The increase was primarily attributed to the strong growth in market demand driven by the fast economic growth in China. Our sales volume for the six months ended June 30, 2010 amounted to 1586 units, an increase of 729 units, as compared with 857 units for the six month period ended June 30, 2009. Sales revenue from products designed for use in the heating industry increased $5.18 million, or 122.46% to $9.41 million in the six months ended June 30, 2010 from $4.23 million in the same period in 2009. Sales revenue from products designed for use in petrochemical industry increased $2.71 million, or 40.33 % to $9.43 million in the six months ended June 30, 2010 from $6.72 million in the same period of 2009 driven mostly by higher sales of air-cooled heat exchanger and weld plate heat exchanger products, which accounted for sales revenue of $3.53 million for the six month period ended June 30, 2010, an increase of $2.40 million or 212.39%, as compared with $1.13 million for the six month period ended June 30, 2009.

Cost of Sales

Cost of sales was $12.72 million for the six month period ended June 30, 2010, an increase of $4.64 million or 57.49%, as compared with $8.07 million for the six month period ended June 30, 2009. The increase in cost of sales was mainly attributable to the significant increase in our sales volume and our sales revenue in the second quarter of 2010. Cost of sales as a percentage of total revenues were 57.01% and 56.36% for the six month periods ended June 30, 2010 and 2009, respectively, with an increase of 0.65 percentage points. Increase in cost of sales as a percentage of sales was mainly due to higher direct labour costs brought about by a general increase in factory wages in the second quarter of 2010.

Gross Profit

Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased $3.34 million, or 53.39%, to $9.59 million for the six months ended June 30, 2010 from $6.25 million for the same period in 2009. Gross profit as a percentage of sales revenue was 42.99% for the six months ended June 30, 2010 as compared to 43.64% during the same period in 2009. The increase in our gross profit in dollar terms was mainly attributable to the significant increase in our sales revenue in the second quarter of 2010.

Administrative Expenses

Our administrative expenses increased $0.40 million, or 28.70%, to $1.79 million for the six months ended June 30, 2010 from $1.39 million for the same period in 2009. The increase was mainly attributable to the expansion of our management team and the increased professional expense associated with being a public company. As a result of the expansion of our management team, the salary of management team and administration staff increased $0.11 million, or 45.83 % to $0.35 million for the six months ended June 30, 2010 from $0.24 million for the same period in 2009. Travel expense increased $0.07 million, or 70% to $0.17 million for the six months ended June 30, 2010 from $0.10 million for the same period in 2009.

Research and Development Expenses

Our R&D expenses remained the same at $0.36 million for the six months ended June 30, 2010 and for the same period in 2009.

Selling Expenses

Our selling expenses increased $0.85 million, or 42.52%, to $2.84 million for the six months ended June 30, 2010 from $1.99 million for the same period in 2009. The increase was mainly attributable to the significant increase in travel expense and transportation costs. Because of our market expansion, our travel expense increased $0.69 million, or 62.73%, to $1.79 million for the six months ended June 30, 2010 from $1.10 million for the same period in 2009. Along with significant growth of our sales volume, our transportation costs increased $0.06 million, or 42.86%, to $0.20 million for the six months ended June 30, 2010 from $0.14 million for the same period in 2009.

Total Operating Expenses

Our total expenses increased $1.25 million, or 33.28%, to $4.99 million for the six months ended June 30, 2010 from $3.74 million for the same period in 2009.

Income before Income Taxes

Income before income taxes was $4.52 million for the six months ended June 30, 2010, compared with $2.39 million for the same period in 2009. The increase of income before income tax was mainly attributable to the significant increase in our sales revenue. Income before income taxes as a percentage of sales revenue increased to 20.24% for the six months ended June 30, 2010, as compared to 16.67% for the same period in 2009 due to the factors described above.

Income Taxes

Our income taxes increased to $0.73 million during the six months ended June 30, 2010 from $0.33 million during the same period in 2009.

Net Income Before Noncontrolling Interests

Our net income before noncontrolling interests was $3.79 million during the six months ended June 30, 2010, compared with $2.06 million during the same period in 2009, as a result of the factors described above.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0.10 million during the six months ended June 30, 2010 compared with $0.03 million attributable to noncontrolling interests during the same period in 2009.

Net Income Attributable to Common Stockholders

Net income attributable to our common stockholders was $3.89 million during the six months ended June 30, 2010, compared with net income of $2.09 million during the same period in 2009.

Taxation

United States

THT is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of June 30, 2010 and December 31, 2009 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

British Virgin Islands

Megaway was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5% . No provision for Hong Kong tax has been made as Star Wealth has no taxable income in Hong Kong during the reporting period.

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

Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries described above. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries, but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors — Risks Related to Doing Business in China — Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Siping Juyuan was entitled to a special tax concession, or the Tax Concession, because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan to a refund of value-added tax paid during the reporting period.

Beijing Juyuan, being a sino-foreign joint venture enterprise, was entitled to two years' EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next six calendar years, or the Tax Holiday. The Tax Holiday commenced in the fiscal year of 2008.

Pursuant to the New EIT Law, commencing from January 1, 2008, Siping Juyuan and Beijing Juyuan were subject to PRC EIT at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15%. Beijing Juyuan was subject to EIT at the rate of 12.5% during the Tax Holiday.

We incurred income taxes of $0.41 million for the three-month period ended June 30, 2010, an increase of $0.10 million or 32.14% from the taxes we incurred in the same 2009 period, which were $0.31 million. This increase in taxes was due to our higher revenues and operating profits.

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

We had a foreign currency translation gain of $42,423 for the three month period ended June 30, 2010 as compared with $1,026 currency translation loss in the same period ended June 30, 2009. We use period-end exchange rates in translating our assets and liabilities denominated in Renminbi into U.S. dollars and average exchange rates for the period to translate our income and expenses. At June 30, 2010, the period end exchange rate was RMB1 to US$0.14687 and the average exchange rate for the period was RMB1 to US$0.14631. At June 30, 2009, the period end exchange rate was RMB1 to US$0.14650 and the average exchange rate for the three months ended June 30, 2009 was RMB1 to US$0.14651. The average exchange rate for the second quarter in 2010 compared with the second quarter in 2009 (RMB1 to US$0.14631 and RMB1 to US$0.14651, respectively) increased approximately 0.14% .

Our sales revenue increased by RMB 54.68 million or 55.92% compared with the same period in 2009 and our operating expenses increased by RMB 8.54 million or 33.46% compared with the same period in 2009. As the Renminbi increased in value against the U.S. dollar during the period, our reported sales revenues and operating expenses were affected, increasing 55.70% and 33.28%, respectively, in U.S. dollar terms, as follows:

	Six Months Ended June 30
(in thousands, except percentages)	2010			2009			Change		%
	US$	Average	RMB	US$	Average	RMB	US$	RMB	US$	RMB
		Rate			Rate

Revenue	2,2306	0.14631	152,457	14,326	0.14651	97,782	7,980	54,675	55.70	55.92
Total operating expenses	4,986	0.14631	34,078	3,741	0.14651	25,534	1,245	8,544	33.28	33.46

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $2.90 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Six months Ended June 30,
	2010	2009
	(in thousands)
Net cash used in operating activities	(907)	(6,971)
Net cash used in investing activities	(559)	(326)
Net cash used in financing activities	(1,001)	(3,225)
Effect of exchange rate changes on cash and cash equivalents	(15)	(12)
Net decrease in cash and cash equivalents	(2,482)	(10,534)
Cash and cash equivalents at the beginning of period	5,380	12,579
Cash and cash equivalents at the end of period	2,898	2,045

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months.

Operating Activities

Net cash used in operating activities was $0.91 million in the six months ended June 30, 2010, compared with net cash used in operating activities of $6.97 million in the same period in fiscal year 2009. The cash outflow in operating activities during the six months ended June 30, 2010 was mainly due to prepayment for purchase of raw materials in the amount of $6.97 million in anticipation of the production requirements for the upcoming third quarter; and more income tax paid as our net income increased. Our accounts receivables increased was mainly attributable to our sales revenue increased 55.70 as compared with the same period of 2009.

Investing Activities

Net cash used in investing activities increased to $0.56 million in the six months ended June 30, 2010, compared with $0.33 million in the same period in fiscal year 2009. The net cash used in investing activities during the period ended June 30, 2010 was primarily used for the purchase of additional machineries and equipment.

Financing Activities

Net cash used in financing activities was $1.00 million in the six months ended June 30, 2010, compared with net cash used in financing activities of $3.23 million in the same period in fiscal year 2009. The decrease in cash outflow was because we repaid $0.88 million of long-term loan in the first half of 2010 and $0.29 million of long-term loan in 2009. We also repaid $2.93 million bank loan in 2010 and $11.7 million in 2009.

Capital Expenditures

The capital expenditures in the six months ended June 30, 2010 and 2009 are set out as below. Our capital expenditures were used primarily for construction of our new plant which had been completed in 2009 and purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Six months Ended June 30,
	2010	2009
	(in thousands)
Construction costs	$334	$68
Purchase of equipment	$235	$259

Total capital expenditures	$569	$327

We estimate that our total capital expenditures in fiscal year 2010 will reach $3.66 million: $0.73 million of which will be used to fund construction costs and $2.93 million will be used for new equipment purchases.

Obligations Under Material Contracts

We are party to the following loan agreements:

  Commission Loan Agreement, dated July 24, 2008, among Siping Juyuan, Siping City Fu Guo Investment and Development Co., Ltd. and Siping City Credit Association Union, pursuant to which Siping City Credit Association Union, entrusted by Siping City Fu Guo Investment and Development Co., Ltd., provided a loan with a total amount of RMB 28,000,000 (approximately $4,102,000). The agreement is for a term of three years, from June 27, 2008 to June 26, 2011. The first interest rate is 6% above the lending rate over the same period published by the PRC; annual interest rate is 8.0136%. The interest rate is adjusted on June 21 every year; the adjusted interest rate is 6% above the lending rate of the same category over the same period published by the PRC. The loan balance of RMB 17,000,000 (approximately $2,497,000) has not yet been repaid.
  Loan Agreement, dated December 14, 2009, between Siping Juyuan and Siping Branch of Agriculture Bank of China, pursuant to which Siping Branch of Agriculture Bank of China provided a loan with a total amount of RMB 20,000,000 (approximately $2,937,000). The agreement is for a term from December 14, 2009 to December 13, 2010. The interest rate is based on the benchmark interest rate published by the PRC.

  Loan Agreement, dated May 31, 2009, between Siping Juyuan and Bank of Communications, Changchun Branch, pursuant to which Changchun Branch of Bank of Communications provided a loan with a total amount of RMB 20,000,000 (approximately $2,937,000). The agreement is for a term from May 31, 2010 to May 20, 2011. The interest rate is based on the benchmark interest rate published by the PRC.

Critical Accounting Policies

Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of June 30, 2010, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the three-month and six-month periods ended June 30, 2010 and 2009, the Company did not have any customers which represented 10% or more of the Company's condensed consolidated sales revenue.

As of June 30, 2010 and December 31, 2009, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company's gross trade receivables.

Fair value of financial instruments

Accounting Standards Codification ("ASC") Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The carrying amounts of the Company's financial assets and liabilities approximate their fair values due to short maturities or the applicable interest rates approximate the current market rates.

Recently issued accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, "Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements". ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of ASU 2009-13 is not expected to have a material effect on the Company's financial statements.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements", that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 has no material impact on the Company's financial statements.

In April, 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal year, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Guohong Zhao and Jianjun He, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management is not aware of any material weakness in our internal control over financial reporting which causes them to believe that any material inaccuracies or errors existed in our financial statements as of June 30, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

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

DATED: August 16, 2010

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