Form 10-Q
period 2010-09-30
THT Heat Transfer Technology, Inc.
filed 2010-11-15
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

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

Yes [  ]      No [ X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,000,000 shares of common stock, par value $0.001 per share, outstanding on November 11, 2010.

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

THT Heat Transfer Technology, Inc.

Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2010 and 2009
(Stated in US dollars)

THT Heat Transfer Technology, Inc.
Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Statements of Income and Comprehensive Income	4
Condensed Consolidated Balance Sheets	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7 - 20

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Sales revenue - Note 19	$12,776,866	$8,796,608	$35,082,829	$23,122,295
Cost of sales	(7,212,523)	(4,668,487)	(19,928,407)	(12,742,425)
Gross profit	5,564,343	4,128,121	15,154,422	10,379,870

Operating expenses
Administrative expenses	1,641,745	584,165	3,426,380	1,971,045
Research and development expenses	301,465	301,409	663,499	662,998
Selling expenses	1,814,635	1,539,447	4,653,774	3,531,928
	3,757,845	2,425,021	8,743,653	6,165,971
Income from operations	1,806,498	1,703,100	6,410,769	4,213,899
Interest income	3,473	3,523	10,709	14,445
Other income - Note 15	137,066	181,748	301,317	338,639
Interest expense	(170,089)	(118,495)	(430,731)	(408,269)

Income before income taxes	1,776,948	1,769,876	6,292,064	4,158,714
Income taxes - Note 9	(324,299)	(312,603)	(1,049,398)	(644,075)

Net income before noncontrolling interests	1,452,649	1,457,273	5,242,666	3,514,639
Net loss (income) attributable to noncontrolling interests	106,186	(55,028)	207,145	(26,031)

Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$1,558,835	$1,402,245	$5,449,811	$3,488,608

Net income before noncontrolling interests	$1,452,649	$1,457,273	$5,242,666	$3,514,639
Other comprehensive income Foreign currency translation adjustments	471,314	29,500	584,232	2,855

Comprehensive income	1,923,963	1,486,773	5,826,898	3,517,494
Comprehensive loss (income) attributable to noncontrolling interests	105,460	(55,470)	205,793	(26,051)

Comprehensive income attributable to THT Heat Transfer Technology, Inc. common stockholders	$2,029,423	$1,431,303	$6,032,691	$3,491,443

Earnings per share attributable to THT Heat Transfer Technology, Inc. common stockholders - Note 16
- Basic and diluted	$0.10	$0.09	$0.34	$0.23

Weighted average number of shares outstanding
- Basic and diluted	16,000,000	16,000,000	16,000,000	15,211,679

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,707,348	$5,379,627
Restricted cash - Note 5	1,653,322	1,376,114
Counter guarantee receivable - Note 13	209,014	-
Trade receivables, net - Note 6	24,797,727	14,882,408
Bills receivable	194,913	487,803
Other receivables, prepayments and deposits, net - Note 7	8,695,939	6,312,268
Inventories, net - Note 8	11,903,470	10,158,203
Deferred tax assets	197,680	96,858

Total current assets	49,359,413	38,693,281
Retention receivable	615,729	795,144
Counter guarantee receivable - Note 13	-	204,762
Property, plant and equipment, net - Note 10	6,704,054	6,416,112
Land use rights	994,834	990,181

TOTAL ASSETS	$57,674,030	$47,099,480

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$2,172,469	$1,900,599
Other payables and accrued expenses - Note 11	14,206,800	12,634,290
Income tax payable	1,096,265	474,492
Short-term bank loans - Note 12	8,957,764	5,850,348
Current maturities of long-term loan - Note 13	2,538,033	1,755,104

Total current liabilities	28,971,331	22,614,833
Long-term loan - Note 13	-	1,608,846

TOTAL LIABILITIES	28,971,331	24,223,679

COMMITMENTS AND CONTINGENCIES - Note 18

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share
Common stock : par value $0.001 per share - Note 14
Authorized 190,000,000 shares; issued and outstanding
16,000,000 shares as of September 30, 2010 and December 31, 2009	16,000	16,000
Additional paid-in capital	14,010,700	14,010,700
Statutory reserve	1,664,286	863,304
Accumulated other comprehensive income	1,301,764	718,884
Retained earnings	11,674,463	7,025,634

Total THT Heat Transfer Technology, Inc. stockholders’ equity	28,667,213	22,634,522
Noncontrolling interests	35,486	241,279

TOTAL EQUITY	28,702,699	22,875,801

TOTAL LIABILITIES AND EQUITY	$57,674,030	$47,099,480

See the accompanying notes to condensed consolidated financial statements 5

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)
	Nine months ended
	September 30
	(unaudited)
	2010	2009
Cash flows from operating activities
Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$5,449,811	$3,488,608
Adjustments to reconcile net income attributable to THT Heat Transfer Technology, Inc. common stockholders to net cash used in operating activities :-
Depreciation and amortization	628,463	574,740
Deferred taxes	(97,095)	56,935
Gain on disposal of property, plant and equipment	(750)	-
Allowance (reversal of allowance) for doubtful debts	942,092	(199,766)
Noncontrolling interests	(207,145)	26,031
Changes in operating assets and liabilities :-
Restricted cash	(244,315)	190,010
Trade receivables	(10,381,628)	(6,373,316)
Bills receivable	297,761	303,123
Other receivables, prepayments and deposits	(2,321,298)	(7,577,112)
Inventories	(1,507,684)	1,817,371
Retention receivable	192,528	(111,588)
Trade payables	228,367	(484,089)
Bills payable	-	(732,950)
Other payables and accrued expenses	1,395,201	(209,851)
Income tax payable	601,300	465,234
Net cash flows used in operating activities	(5,024,392)	(8,766,620)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(775,109)	(1,003,726)
Proceeds from sale of property, plant and equipment	10,270	-
Net cash flows used in investing activities	(764,839)	(1,003,726)

Cash flows from financing activities
Proceeds from bank loans	5,868,200	4,397,700
Repayment of bank loans	(2,934,100)	(4,415,291)
Repayment of long-term loan	(880,230)	(293,180)
Net cash flows provided by (used in) financing activities	2,053,870	(310,771)
Effect of foreign currency translation on cash and cash equivalents	63,082	(7,567)
Net decrease in cash and cash equivalents	(3,672,279)	(10,088,684)
Cash and cash equivalents - beginning of period	5,379,627	12,579,087
Cash and cash equivalents - end of period	$1,707,348	$2,490,403

Supplemental disclosures for cash flow information
Cash paid for :-
Interest	$384,787	$408,269
Income taxes	$658,930	$121,906

See Notes to Condensed Consolidated Financial Statements 6

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

Pursuant to the terms of the Merger Agreement, (i) BTHC merged into THT, with THT being the surviving corporation, and BTHC thereby changed its name to THT Heat Transfer Technology, Inc.; (ii) from and after the Effective Time, THT possesses all of the rights, privileges, powers and franchises of BTHC, and BTHC's debts and liabilities became the debts and liabilities of THT; (iii) BTHC's existing Board of Directors and officers became the Board of Directors and officers of the Surviving Corporation; and (iv) the Articles of Incorporation and Bylaws of THT now govern the Surviving Corporation.

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

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

1.	Corporate information (Cont’d)

Reorganization (cont’d)

Megaway was dormant since its incorporation until it acquired 100% of the outstanding capital stock of Star Wealth International Holdings Limited ("Star Wealth"), a Hong Kong corporation, on May 5, 2009. Star Wealth was also dormant since its incorporation until it acquired 100% of the equity interest of Siping City Juyuan Hanyang Plate Heat Exchanger Co., Ltd. (“Siping Juyuan”), a PRC corporation, on May 10, 2009.

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

Siping Juyuan has a 75% directly owned subsidiary, Beijing Juyuan Hanyang Heat Exchange Equipment Co. Ltd (“Beijing Juyuan”).

As a condition precedent to the consummation of the Share Exchange Agreement, on June 30, 2009, the Company entered into a cancellation agreement, or the Cancellation Agreement, with Mr. Gerald Pascale, who was the major stockholder of the Company immediately before the Share Exchange Agreement and served as the Companys sole director and officer from February 12, 2009 until June 30, 2009 when he was replaced by Guohong Zhao (“Mr. Zhao”), a founder of Siping Juyuan, whereby Mr. Pascale agreed to the cancellation of 4,805,387 shares of the Company’s common stock owned by him.

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto for the year ended December 31, 2009 filed with the SEC in the Company’s Form 10-K on March 31, 2010.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of September 30, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont'd)

Concentration of credit risk (cont’d)

During the three-month and nine-month periods ended September 30, 2010 and 2009, the Company did not have any customers which represented 10% or more of the Company’s condensed consolidated sales revenue.

As of September 30, 2010 and December 31, 2009, the Company did not have any balance of gross trade receivable due from an individual customer that represented 10% or more of the Company’s gross trade receivables.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The carrying amounts of the Company’s financial assets and liabilities as of September 30, 2010 approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

Noncontrolling interests

Noncontrolling interests on the condensed consolidated balance sheets is resulted from the consolidation of 75% owned subsidiary, Beijing Juyuan.

The schedule below illustrates the movements in the noncontrolling interests:

	Nine months ended September 30,
	(Unaudited)
	2010	2009
Balance at beginning of period	$241,279	$318,894
Net (loss) income	(207,145)	26,031
Foreign currency translation adjustments	1,352	20
Balance at end of period	$35,486	$344,945

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont'd)

Recently issued accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its financial statements.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of the disclosures about the roll forward of activity in Level 3 fair value measurements on its financial statements.

In April, 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force”. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal year, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont'd)

Recently issued accounting pronouncements (cont’d)

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The Company is currently evaluating the impact of the adoption of ASU 2010-20 on its financial statements.

In October 2010, the FASB issued ASU 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts”. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The provisions of the new standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944 “Financial Services – Insurance” and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The Company is currently evaluating the impact of the adoption of ASU 2010-26 on its financial statements.

5.	Restricted cash	September 30,	December 31,
		2010	2009
		(Unaudited)
	Bank deposits held as collateral for performance
	bonds issued by the banks to customers	$1,653,322	$1,376,114

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Trade receivables, net

	September 30,	December 31,
	2010	2009
	(Unaudited)
Trade receivables	$26,367,096	$15,480,623
Allowance for doubtful accounts	(1,569,369)	(598,215)
	$24,797,727	$14,882,408

As of September 30, 2010, the Company’s trade receivables of $3,727,351 were pledged as collateral under certain loan arrangements (Note 12).

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2010 and 2009 is as follows :-

	Nine months ended September 30,
	(Unaudited)
	2010	2009
Balance at beginning of period	$598,215	$422,560
Addition (recovery) of bad debt expense, net	942,092	(199,766)
Translation adjustments	29,062	(150)
Balance at end of period	$1,569,369	$222,644

7.	Other receivables, prepayments and deposits

	September 30,	December 31,
	2010	2009
	(Unaudited)
Other receivables	$445,569	$342,880
Advances to staff	1,127,018	384,060
Prepayments to suppliers	6,269,204	5,149,200
Deposits for public bid	923,286	503,860
	8,765,077	6,380,000
Allowance for doubtful accounts	(69,138)	(67,732)
	$8,695,939	$6,312,268

The advances to staff mainly represent staff drawings for handling selling and logistic activities for the Company in the ordinary course of business.

No allowance for doubtful accounts was recognized during the nine-month periods ended September 30, 2010 and 2009.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

8.	Inventories, net

	September 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$3,573,053	$2,517,879
Work-in-progress	8,332,811	7,647,868
Finished goods	15,823	10,301
	11,921,687	10,176,048
Allowance for obsolete inventories	(18,217)	(17,845)
	$11,903,470	$10,158,203

No provision for obsolete inventories was recognized during the nine-month periods ended September 30, 2010 and 2009.

9.	Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of September 30, 2010 and December 31, 2009 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5% . No provision for Hong Kong tax has been made as Star Wealth had no taxable income during the reporting periods.

PRC

Siping Juyuan and Beijing Juyuan are subject to PRC EIT at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan, being a Sino-foreign joint venture enterprise, is entitled to two years’ EIT exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in the fiscal year 2008 and Beijing Juyuan was subject to EIT at the rate of 12.5% and 0% during the nine months ended September 30, 2010 and 2009 respectively.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9.	Income tax (cont’d)

PRC (cont’d)

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan refund of value-added tax paid during the reporting periods (Note 15).

In July 2006, the FASB issued ASC 740. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of September 30, 2010 and December 31, 2009.

10.	Property, plant and equipment, net

	September 30,	December 31,
	2010	2009
	(Unaudited)
Cost
Buildings	$3,609,014	$3,535,590
Plant and machinery	3,170,521	2,975,905
Office equipment	549,449	382,851
Motor vehicles	313,892	274,265

	7,642,876	7,168,611
Accumulated depreciation	(2,502,175)	(1,861,540)
Construction in progress	1,563,353	1,109,041
Net	$6,704,054	$6,416,112

As of September 30, 2010 and December 31, 2009, property, plant and equipment with net book values of $2,918,507 and $2,972,439, respectively, were pledged as collateral under certain loan arrangements (Note 12).

11.	Other payables and accrued expenses

	September 30,	December 31,
	2010	2009
	(Unaudited)
Receipt in advance from customers	$8,134,366	$8,453,347
Pension payable	408,466	281,381
Salaries payable	335,294	225,092
VAT payable	1,857,704	396,244
Other payables and accrued expenses	3,470,970	3,278,226
	$14,206,800	$12,634,290

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company. Included in other payables as of September 30, 2010 and December 31, 2009 was an amount of $1,072,173 and $1,721,465, respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project. The project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Short-term bank loans

	September 30,	December 31,
	2010	2009
	(Unaudited)
Secured bank loans	$5,971,843	$2,925,174
Unsecured bank loans	2,985,921	2,925,174

	$8,957,764	$5,850,348

All bank loans are repayable within one year and carry annual interest at 100% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”) or at a fixed rate of 4.86% per annum. The secured bank loans were secured by the following assets of the Company :-

	September 30,	December 31,
	2010	2009
	(Unaudited)
Trade receivables (Note 6)	$3,727,351	$-
Buildings (Note 10)	2,746,623	2,804,052
Construction in progress (Note 10)	171,884	168,387
Land use rights	994,835	990,181

	$7,640,693	$3,962,620

The unsecured bank loans as of September 30, 2010 and December 31, 2009 were guaranteed by Mr. Zhao and a non-related party who did not receive any compensation for acting as guarantors for the Company.

During the reporting periods, there was no covenant requirement under the bank loans granted to the Company.

13.	Long-term loan

The loan is borrowed from a non-financial institution, bearing interest at an annual rate of 106% of the benchmark rate of the PBOC for three-year to five-year long-term loans and guaranteed by a third party.

The Company paid a counter guarantee of $209,014 and $204,762 as of September 30, 2010 and December 31, 2009, respectively, to the non-financial institution.

The outstanding principal balance of the long-term loan as of September 30, 2010 will mature prior to the period ending September 30, 2011.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

14.	Common Stock

 On June 30, 2009, the Company issued 14,800,000 common shares at par value of $0.001 each to the then stockholders of Megaway in exchange of 100% of the outstanding capital stock of Megaway.

The common stock reflects the recapitalization as if it occurred as of the beginning of the first period presented.

15.	Other income	Three months ended		Nine months ended
		September 30,		September 30,
		(unaudited)		(unaudited)
		2010	2009	2010	2009
	Refund of value-added tax under Tax Concession	$66,743	$165,677	$222,931	$322,568
	Other income	70,323	16,071	78,386	16,071

		$137,066	$181,748	$301,317	$338,639

16.	Earnings per share

During the reporting periods, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the recapitalization as if it occurred as of the beginning of the first period presented.

17.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of income. The Company contributed and accrued $119,138 and $72,762 for the nine months ended September 30, 2010 and 2009, respectively.

18.	Commitments and contingencies

Capital commitment

As of September 30, 2010 and December 31, 2009, the Company had capital commitments amounting to $442,689 and $551,304 respectively, in respect of the construction of the Company’s campus and factory which were contracted for but not provided in the financial statements.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

18.	Commitments and contingencies (cont’d)

Contingencies

As of September 30, 2010 and December 31, 2009, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

In accordance with ASC Topic 450 “Contingencies”, the Company records a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of September 30, 2010 and December 31, 2009 respectively. The Company believes that a reasonable estimate of the possible loss ranged from $Nil to approximately $1,534,000 as of September 30, 2010.

19.	Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment.

The Company’s sales revenues by products for the nine months ended September 30, 2010 and 2009 were as follows :-

	Nine months ended September 30, (unaudited)

	2010	%	2009	%
Plate heat exchanger	$20,017,975	57	$14,545,978	63
Heat exchange unit	7,666,681	22	3,031,113	13
Air-cooled heat exchanger	3,688,726	11	676,569	3
Shell-and-tube heat exchanger	2,162,102	6	3,346,511	14
Others	1,547,345	4	1,522,124	7
	$35,082,829	100	$23,122,295	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

20.	Related party transactions

Apart from the transactions as disclosed in note 12 to the condensed consolidated financial statements, the Company had no other material transactions carried out with its related parties during the reporting periods.

21.	Subsequent events

The Company entered into the following agreements after the balance sheet date :-

Securities Purchase Agreement

On November 2, 2010, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several accredited investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors 4,453,500 shares of the Company’s common stock (the "Shares"), representing approximately 21.8% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of approximately $14,251,200, or $3.20 per share. The closing of the transactions contemplated by the Securities Purchase Agreement will occur upon the effectiveness of Schedule 14C information statement which was filed on November 2, 2010 and the fulfillment of other closing conditions contained in the Securities Purchase Agreement.

Registration Rights Agreement

On November 2, 2010, as a condition precedent to the consummation of the transactions contemplated by the Securities Purchase Agreement, the Company and the Investors also entered into a registration rights agreement, pursuant to which the Company is obligated to register the Shares. If the Company does not file the required registration statement in a timely manner, or if the Company fails to file a pre-effective amendment to such registration statement and respond in writing to the comments made by the SEC within a pre-defined period, then the Investors are entitled to liquidated damages on a pro rata basis equal to 0.5% of the aggregate investment amount of each Investor for each 30-day period, or part thereof, where the Company's aforementioned registration obligations are not fulfilled.

Lock-up Agreements

On November 2, 2010, the Company entered into separate lock-up agreements (the “Lock-up Agreements”) with each director and officer of the Company (each a “Holder”), pursuant to which each Holder agreed that, except as set forth in the Lock-up Agreement, such Holder will not offer, pledge, encumber, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of, directly or indirectly, or announce the offering of, any of his or her shares of the Company’s common stock (including any securities convertible into, or exchangeable for, or representing the rights to receive, the Company’s common stock) or engage in any short sales with respect to any security of the Company, for a period commencing from and after the date of the Lock-up Agreement and through and including the second anniversary of the effective date of a registration statement resulting in all Shares being registered for resale by the Investors.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

21.	Subsequent events (Cont’d)

Make Good Escrow Agreement

In connection with its entry into the Securities Purchase Agreement, on November 2, 2010, the Company entered into a make good escrow agreement (the “Make Good Escrow Agreement”) with Wisetop (the “Pledgor”), the Investors, Infinity I-China Fund (Cayman) L.P. (“Infinity”) and the escrow agent, pursuant to which the Pledgor agreed to certain “make good” provisions in the event that the Company does not meet certain income thresholds for fiscal years 2010 and/or 2011. Pursuant to the Make Good Escrow Agreement, the Pledgor will establish an escrow account and deliver to the escrow agent certificates evidencing 2,000,000 shares of the Company’s common stock held by the Pledgor along with blank stock powers, to be held for the benefit of the Investors.

Right of Co-Sale Agreement

Also in connection with its entry into the Securities Purchase Agreement, on November 2, 2010 the Company entered into a right of co-sale agreement (the “Right of Co-Sale Agreement”) with three investors and the Key Holders (as defined in the Right of Co-Sale Agreement), pursuant to which the Key Holders agreed to grant the Investors the co-sale right, other than in an open market transaction or a transaction effected pursuant to a 10b5-1 trading plan, as long as the shares thus sold do not exceed in aggregate 10% of the then issued and outstanding common stock of the Company in any twelve-month period, an aggregate of 10% or more of the then issued and outstanding Common Stock in a sale proposed by any of the Key Holders to a single entity or individual in a single, multiple, or series of transactions. The transfer price of such a Proposed Key Holder Transfer (as defined in the Right of Co-Sale Agreement) may not be lower than US$3.20 per share unless the Investors agree otherwise. This right will terminate upon the earlier of (a) the average daily trading volume of the Company reaching 50,000 shares for two consecutive months and (b) consummation of a Qualified Public Offering (as defined in the Right of Co-Sale Agreement).

Closing Escrow Agreement

In connection with the Securities Purchase Agreement, the Company entered into a closing escrow agreement (the "Closing Escrow Agreement") with Infinity, as investor agent, and Escrow, LLC, as escrow agent, pursuant to which the parties agreed to deposit the investment amount received from the Investors into escrow to be released upon the occurrence of the events set forth in the Closing Escrow Agreement.

The Company evaluated all other events or transactions that occurred through the date these financial statements were issued and has determined that there were no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

     The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with Accounting Principles Generally Accepted in the United States of America. The following discussion and analysis covers the Company's unaudited consolidated results of operations for the three months and nine months periods ended September 30, 2010 and 2009.

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

  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and

  “Wisetop” refers to Wisetop International Holdings Limited, a BVI corporation.

Overview

We design, manufacture and sell plate heat exchangers, shell-and-tube heat exchangers, heat exchanger units and other heat exchanger products with total heat exchange solutions. A heat exchanger is a device built for efficient heat transfer from one medium to another, whether the media are separated by a solid wall so that they never mix, or the media are in direct contact.

We analyze the needs of our customers, providing optimized design based on analysis and simulation, offering high quality heat exchange products, and continuously assisting our customers in improving the heat exchange process. Our major product lines are Plate Heat Exchangers, or PHEs, Shell-and-tube Heat Exchanger and Air-cooled Heat Exchanger. Our products and heat exchange solutions are sold to customers in the chemical industry, metallurgical industry, and shipbuilding industry. Our products are also used with heating, ventilating and air conditioning, or HVAC, systems and district heating (i.e., a system for distributing heat generated in a centralized location for residential and commercial heating requirements such as space heating and water heating). Our products include plate heat exchangers, shell & tube heat exchangers, air cooled heat exchangers, welded plate heat exchangers, heat exchanger units, and plate and shell heat exchangers.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2010:

  Sales Revenue: Sales revenue increased by $3,980,258, or 45.24%, to $12,776,866 for the third quarter of 2010 from $8,796,608 for the same period of last year.

  Gross Profit: Gross profit was 43.55 % for the third quarter of 2010, compared with 46.93% for the same period in 2009.

  Net Income attributable to THT common stockholders: Net income increased by $156,590, or 11.17%, to $1,558,835 for the third quarter of 2010, from $1,402,245 for the same period of last year.

  Basic and fully diluted net income per share: Basic and fully diluted net income per share was $0.10 for the third quarter of 2010, compared with $0.09 for the same period last year.

Recent Development

On November 2, 2010, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several accredited investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors 4,453,500 shares of the Company’s common stock, representing approximately 21.8% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of approximately $14,251,200, or $3.20 per share. The closing of the transactions contemplated by the Securities Purchase Agreement is expected to occur upon the effectiveness of Schedule 14C information statement which was filed on November 2, 2010 and the fulfillment of other closing conditions contained in the Securities Purchase Agreement.

Results of Operations

Results of operations for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

	Three Months Ended
	September 30,
	(unaudited)
	2010	2009	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$12,777	8,797	3,980	45.24
Cost of sales	(7,213)	(4,669)	(2,544)	54.49

Gross profit	5,564	4,128	1,436	34.79
Operating expenses:
Research and development expenses	301	301	-	-
Selling expenses	1,815	1,540	275	17.86
Administrative expenses	1,642	584	1,058	181.16
Total operating expenses	3,758	2,425	1,333	54.97

Income from operations	1,806	1,703	103	6.05
Interest income	4	4	-	-
Interest expense	(170)	(119)	(51)	42.86
Other income	137	182	(45)	24.73

Income before income taxes	1,777	1,770	7	0.40
Income taxes	(324)	(313)	(11)	3.51
Net income before noncontrolling interests	1,453	1,457	(4)	0.27
Net loss (income) attributable to noncontrolling interests	106	(55)	161	292.732
Net income attributable to THT Heat Transfer Technology Inc. common stockholders	$1,559	1,402	157	11.20

Sales Revenue

Our sales revenue is generated primarily from sales of heat exchange products. Sales revenue for the three months ended September 30, 2010 amounted to approximately $12.78 million, which is approximately $3.98 million or 45.24% more than that of the same period in 2009, when we had revenue of approximately $8.80 million. We experienced an increase in sales across all three of our product lines – PHEs, Shell-and-tube Heat Exchangers and Air-cooled Heat Exchanger– and benefited from the continued government stimulus in energy-saving industry, strong economic growth in China and our successful market expansion. We believe our sales increased also due to our wide sales network and continued promotion of our brand and reputation for selling quality products. Our sales volume for the three months ended September 30, 2010 amounted to 1547 units, an increase of 1069 units, as compared with 478 units for the three months period ended September 30, 2009. Net sales during the three months ended September 30, 2010, were $12.78 million, consisting of $7.66 million for PHEs, and $1.91 million for Shell-and-Tube Heat Exchanger, while our net sales for the three months ended September 30, 2009, were $8.80 million, consisting of $4.86 million for PHEs, and $1.58 million for Shell-and-Tube Heat Exchanger. In particular, the sales revenue from Air-cooled Heat Exchanger increased approximately $0.66 million, to approximately $0.66 million in the three months ended September 30, 2010 compare with the same period in 2009. Our sales from our PHEs increased due to the market’s acceptance of our products such as metallurgy, petrochemical and shipbuilding industry with excellent total solution and high quality products, while our sales of Air-cooled Heat Exchanger also increased as a result of strong market demand in water-deficient area of China.

Cost of Sales

Cost of sales, which consist of raw materials, direct labor and manufacturing overhead expenses, was approximately $7.21 million for the three months period ended September 30, 2010, an increase of approximately $2.54 million or 54.49%, as compared with approximately $4.67 million for the three months period ended September 30, 2009. The increase in cost of sales was mainly attributable to the significant increase in our sales volume in the third quarter of 2010. Cost of sales as a percentage of total revenues were 56.45% and 53.07% for the three months periods ended September 30, 2010 and 2009, respectively, with an increase of 3.38 percentage points. The increase in cost of sales as a percentage of sales was mainly attributable to the increase in design costs for Plate Frame Heat Exchanger and Lamella Heat Exchanger in the third quarter of 2010.

Gross Profit

Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by approximately $1.43 million, or 34.79%, to approximately $5.56 million for the three months ended September 30, 2010 from approximately $4.13 million for the same period in 2009. Gross profit as a percentage of sales revenue was 43.55% for the three months ended September 30, 2010 as compared to 46.93% during the same period in 2009. The increase in our gross profit in dollar terms was mainly attributable to higher sales volume and sales revenue in the third quarter of 2010. The decrease in our gross margin was mainly attributable to the significant increase in costs associated with the design of our Plate Frame Heat Exchanger and Lamella Heat Exchanger.

Administrative Expenses

Our administrative expenses increased by approximately $1.06 million, or 181.16%, to approximately $1.64 million for the three months ended September 30, 2010 from approximately $0.58 million for the same period in 2009. The increase was mainly attributable to of the recruitment of, and compensation paid to, our expanded management team and the allowance for doubtful accounts. As a result of the expansion of our management team, the salary of management team and administration staff increased by approximately $0.06 million, or 42.86% to approximately $0.20 million in the three months ended September 30, 2010 from approximately $0.14 million for the same period in 2009. Traveling expense increased by approximately $0.05 million, or 62.50% to approximately $0.13 million in 2010 from approximately $0.08 million in 2009. Allowance for doubtful accounts increased by approximately $1.02 million, to approximately $0.64 million in the three months ended September 30, 2010 compared with a reversal of allowance for doubtful accounts of $0.38 million for the same period in 2009.

Research and Development Expenses

Our R&D expenses remained the same at approximately $0.30 million for the three months ended September 30, 2010 and for the same period in 2009.

Selling Expenses

Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased by approximately $0.28 million, or 17.86%, to approximately $1.82 million for the three months ended September 30, 2010 from approximately $1.54 million for the same period in 2009. The increase was mainly attributable to higher travel expenses and transportation costs. Because of our market expansion, our travel expenses increased by approximately $0.17 million, or 21.25%, to approximately $0.97 million for the three months ended September 30, 2010 from approximately $0.80 million for the same period in 2009. The compensation paid to sales personnel increased by approximately $0.11 million, or 36.67%, to approximately $0.41 million for the nine months ended September 30, 2010 from approximately $0.30 million for the same period in 2009.

Total Operating Expenses

Our total expenses increased by approximately $1.33 million, or 54.97%, to approximately $3.76 million for the three months ended September 30, 2010 from approximately $2.43 million for the same period in 2009.

Income before Income Taxes

Income before income taxes was approximately $1.78 million for the three months ended September 30, 2010, compared with income before income taxes of approximately $1.77 million for the same period in 2009. The increase of income before income tax was mainly attributable to the significant increase in our sales revenue. Income before income taxes as a percentage of sales revenue decreased to 13.90% for the three months ended September 30, 2010, as compared to 20.12% for the same period in 2009 due to the factors described above.

Income Taxes

Our income taxes increased to approximately $0.32 million during the three months ended September 30, 2010 from approximately $0.31 million during the same period in 2009.

Net Income Before Noncontrolling Interests

Our net income before noncontrolling interests was approximately $1.45 million during the three months ended September 30, 2010, compared with approximately $1.46 million during the same period in 2009, as a result of the factors described above.

Net Loss/ Income Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was approximately $0.11 million during the three months ended September 30, 2010 compared with net income of approximately $0.06 million during the same period in 2009.

Net Income Attributable to Common Stockholders

Net income attributable to our common stockholders was approximately $1.56 million during the three months ended September 30, 2010, compared with net income of approximately $1.40 million during the same period in 2009.

Results of operations for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.

	Nine Months Ended
	September 30,
	(unaudited)
	2010	2009	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$35,082	23,122	11,960	51.73
Cost of sales	(19,928)	(12,742)	(7,186)	56.40

Gross profit	15,154	10,380	4,774	45.99
Operating expenses:
Research and development expenses	663	663	-	-
Selling expenses	4,654	3,532	1,122	31.77
Administrative expenses	3,426	1,971	1,455	73.82
Total operating expenses	8,743	6,166	2,577	41.79

Income from operations	6,411	4,214	2,197	52.14
Interest income	11	14	(3)	21.43
Interest expense	(431)	(408)	(23)	5.64
Other income	301	339	(38)	11.21

Income before income taxes	6,292	4,159	2,133	51.29
Income taxes	(1,049)	(644)	(405)	62.89
Net income before noncontrolling interests	5,243	3,515	1,728	49.16
Net (loss) income attributable to noncontrolling interests	207	(26)	233	896.15
Net income attributable to THT Heat Transfer Technology Inc. common stockholders	$5,450	3,489	1,961	56.21

Sales Revenue

Sales revenue for the nine months ended September 30, 2010 amounted to approximately $35.08 million, which is approximately $11.96 million or 51.73% more than that in the same period in 2009, where we had revenue of approximately $23.12 million. The increase in sales came primarily from all three of our product lines – PHEs, PHE units and Air-cooled Heat Exchanger. Continued government stimulus in energy-saving industries, strong economic growth in China and our successful market expansion were the primary factors driving the increased sales revenue. Also, the wide sales network, excellent solutions and high quality products of company led to the significant increase in our sales revenue. Our sales volume for the nine months ended September 30, 2010 amounted to 3021 units, an increase of 1686 units, as compared with 1335 units for the nine months period ended September 30, 2009. Net sales during the nine months ended September 30, 2010, were $35.08 million, consisting of $7.67 million for PHE units, $20.02 million for PHEs, while our net sales for the nine months ended September 30, 2009, were $23.12 million, consisting of $3.03 million for PHE units, $14.55 million for PHEs. In particular, the sales revenue from Air-cooled Heat Exchanger increased by approximately $3.01 million, or 442.65%, to approximately $3.69 million in the nine months ended September 30, 2010 from approximately $0.68 million in the same period of 2009. Our sales from our PHEs accounted for increased sales of $5.48 million or 37.79% increase in sales during the nine months ended September 30, 2010, compared with the same period of last year was mainly due to forseeable market acceptance of our products by our customers in the metallurgy, petrochemical and shipbuilding industries with excellent total solution and high quality products. Our PHE unit sales increased by $4.64 million or 152.93% compared to the same period of last year due to rapid urbanization in China. Increase in sales of Air-cooled Heat Exchanger products compared with the same period of last year as a result of strong market demand in water-deficient area of China.

Cost of Sales

Cost of sales was $19.93 million for the nine months period ended September 30, 2010, an increase of approximately $7.19 million or 56.40%, as compared with approximately $12.74 million for the nine months period ended September 30, 2009. The increase in cost of sales was mainly attributable to the significant increase in our sales volume and our sales revenue in the third quarter of 2010. Cost of sales as a percentage of total revenues was 56.80% and 55.11% for the nine months periods ended September 30, 2010 and 2009, respectively, with an increase of 1.69 percentage points. The increase in cost of sales as a percentage of sales was mainly attributable to the increase in our design cost of Plate Frame Heat Exchanger and Lamella Heat Exchanger in the third quarter of 2010.

Gross Profit

Our gross profit increased by approximately $4.77 million, or 45.99%, to approximately $15.15 million for the nine months ended September 30, 2010 from approximately $10.38 million for the same period in 2009. Gross profit as a percentage of sales revenue was 43.20% for the nine months ended September 30, 2010 as compared to 44.89% during the same period in 2009. The increase in our gross profit in dollar terms was mainly attributable to the significant increase in our sales volume and sales revenue in the third quarter of 2010. The decrease in our gross margin was mainly attributable to the significant increase in our design cost of Plate Frame Heat Exchanger and Lamella Heat Exchanger.

Administrative Expenses

Our administrative expenses increased by approximately $1.46 million, or 73.82%, to approximately $3.43 million for the nine months ended September 30, 2010 from approximately $1.97 million for the same period in 2009. The increase was mainly attributable to the expansion of our management team and allowance for doubtful accounts. As a result of the expansion of our management team, the salary of our management team and administration staff of approximately $0.17 million, or 45.95% to approximately $0.54 million for the nine months ended September 30, 2010 from approximately $0.37 million for the same period in 2009. Traveling expense increased by approximately $0.12 million, or 66.67% to approximately $0.30 million for the nine months ended September 30, 2010 from approximately $0.18 million for the same period in 2009. Allowance for doubtful accounts increased by approximately $1.17 million, to approximately $0.97 million for the nine months ended September 30, 2010 compare with a reversal of allowance for doubtful accounts of $0.20 million for the same period in 2009.

Research and Development Expenses

Our R&D expenses remained substantially the same at $0.66 million for the nine months ended September 30, 2010 compared to the same period in 2009.

Selling Expenses

Our selling expenses increased by approximately $1.12 million, or 31.77%, to approximately $4.65 million for the nine months ended September 30, 2010 from approximately $3.53 million for the same period in 2009. The increase was mainly attributable to the significant increase in travel expenses and transportation costs. Because of our market expansion, our travel expenses increased by approximately $0.89 million, or 47.59%, to approximately $2.76 million for the nine months ended September 30, 2010 from approximately $1.87 million for the same period in 2009. The salary of sales personnel increased by approximately $0.22 million, or 26.19%, to approximately $1.06 million for the nine months ended September 30, 2010 from approximately $0.84 million for the same period in 2009.

Total Operating Expenses

Our total expenses increased by approximately $2.57 million, or 41.79%, to approximately $8.74 million for the nine months ended September 30, 2010 from approximately $6.17 million for the same period in 2009.

Income before Income Taxes

Income before income taxes was approximately $6.29 million for the nine months ended September 30, 2010, compared with approximately $4.16 million for the same period in 2009. The increase in income before income tax was mainly attributable to the significant increase in our sales revenue. Income before income taxes as a percentage of sales revenue remained at about 17.94% for the nine months ended September 30, 2010, as compared to 17.99% for the same period in 2009 due to the factors described above.

Income Taxes

Our income taxes increased to approximately $1.05 million during the nine months ended September 30, 2010 from approximately $0.64 million during the same period in 2009.

Net Income Before Noncontrolling Interests

Our net income before noncontrolling interests was approximately $5.24 million during the nine months ended September 30, 2010, compared with approximately $3.52 million during the same period in 2009, as a result of the factors described above.

Net Loss/ Income Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was approximately $0.21 million during the nine months ended September 30, 2010 compared with a net income attributable to noncontrolling interest at approximately $0.03 million attributable to noncontrolling interests during the same period in 2009.

Net Income Attributable to Common Stockholders

Net income attributable to our common stockholders was approximately $5.45 million during the nine months ended September 30, 2010, compared with net income of approximately $3.49 million during the same period in 2009.

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

PRC

A company registered in China is subject to national and local income taxes within China at the applicable tax rates on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the People's Republic of China effective before January 1, 2008, income tax was generally payable by enterprises at a rate of 33% of their taxable income.

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

We incurred income taxes of $0.32 million for the three month period ended September 30, 2010, an increase of $0.01 million or 3.51% from the taxes we incurred in the same period in 2009, which totaled $0.31 million. This increase in taxes was due to our higher revenues and operating profits.

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

We had a foreign currency translation gain of $0.47 million for the three month period ended September 30, 2010 as compared with $0.03 million currency translation gain in the same period ended September 30, 2009. We use period-end exchange rates in translating our assets and liabilities denominated in Renminbi into U.S. dollars and average exchange rates for the period to translate our income and expenses. At September 30, 2010, the period end exchange rate was RMB1 to US$0.14930 and the average exchange rate for the period was RMB1 to US$0.14749. At September 30, 2009, the period end exchange rate was RMB1 to US$0.14671 and the average exchange rate for the three months ended September 30, 2009 was RMB1 to US$0.14659. The average exchange rate for the third quarter in 2010 compared with the third quarter in 2009 (RMB1 to US$0.14671 and RMB1 to US$0.14659, respectively) increased by approximately 0.082% .

Our sales revenue increased by RMB81.40 million or 51.73% compared with the same period in 2009 and our operating expenses increased by RMB17.54 million or 41.80% compared with the same period in 2009. As the Renminbi increased in value against the U.S. dollar during the period, our reported sales revenues and operating expenses were affected, increasing 51.73% and 41.80%, respectively, in U.S. dollar terms, as follows:

	Nine Months Ended September 30
(in thousands, except percentages)	2010			2009			Change		%
	US$	Average Rate	RMB	US$	Average Rate	RMB	US$	RMB	US$	RMB

Revenue	35,082	1:0.14671	239,125	23,122	1:0.14659	157,732	11,960	81,393	51.73%	51.60%
Total operating expenses	8,743	1:0.14671	59,594	6,166	1:0.14659	42,063	2,577	17,531	41.80%	41.68%

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $1.71 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months Ended September 30,
	2010	2009
	(in thousands)
Net cash used in operating activities	(5,025)	(8,767)
Net cash used in investing activities	(765)	(1,004)
Net cash used in financing activities	2,054	(311)
Effect of exchange rate changes on cash and cash equivalents	63	(7)
Net decrease in cash and cash equivalents	(3,673)	(10,089)
Cash and cash equivalents at the beginning of period	5,380	12,579
Cash and cash equivalents at the end of period	1,707	2,490

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months.

Operating Activities

Net cash used in operating activities was $5.03 million in the nine months ended September 30, 2010, compared with net cash used in operating activities of $8.77 million in the same period in fiscal year 2009. The increase in cash used in operating activities during the nine months ended September 30, 2010 was mainly due to prepayment for purchase of the raw materials in the amount of $2.39 million in anticipation of the production requirements for the upcoming fourth quarter; and higher income tax as our net income increased. Our accounts receivables increased was mainly attributable to our sales revenue increasing by 51.73% as compared with the same period of 2009.

Investing Activities

Net cash used in investing activities decreased to $0.76 million in the nine months ended September 30, 2010, compared with $1.00 million in the same period in fiscal year 2009. The net cash used in investing activities during the period ended September 30, 2010 was primarily because we bought a smaller number of equipments than the same period in 2009.

Financing Activities

Net cash provided by financing activities was $2.05 million in the nine months ended September 30, 2010, compared with net cash used in financing activities of $0.31 million in the same period in fiscal year 2009. The increase in cash outflow was because we have additional short-term loans which amounted to approximately $2.94 million in the third quarter 2010.

On November 2, 2010, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several accredited investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors 4,453,500 shares of the Company’s common stock, representing approximately 21.8% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of approximately $14,251,200, or $3.20 per share. We plan to use the proceeds of the financing transaction for expanding our production capacity and general working capital purpose.

Capital Expenditures

Our capital expenditures in the nine months ended September 30, 2010 and 2009 are set out as below. Our capital expenditures were used primarily for construction of our new plant which had been completed in 2009 and purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Nine months Ended September 30,
	2010	2009
	(in thousands)
Construction costs	$454	352
Purchase of equipment	$474	599

Total capital expenditures	$928	951

We estimate that our total capital expenditures in fiscal year 2010 will reach $3.66 million: $0.73 million of which will be used to fund construction costs and $2.93 million will be used for new equipment purchases.

Obligations Under Material Contracts

We are party to the following loan agreements:

  Commission Loan Agreement, dated July 24, 2008, among Siping Juyuan, Siping City Fu Guo Investment and Development Co., Ltd. and Siping City Credit Association Union, pursuant to which Siping City Credit Association Union, entrusted by Siping City Fu Guo Investment and Development Co., Ltd., provided a loan with a total amount of RMB 28 million (approximately $4.10 million). The agreement is for a term of three years, from June 27, 2008 to June 26, 2011. The first interest rate is 6% above the lending rate over the same period published by the PRC; annual interest rate is 8.0136%. The interest rate is adjusted on June 21 every year; the adjusted interest rate is 6% above the lending rate of the same category over the same period published by the PRC. As at September 30, 2010, the loan balance of RMB17 million (approximately $2.50 million) has not yet been repaid.

  Loan Agreement, dated December 14, 2009, between Siping Juyuan and Siping Branch of Agriculture Bank of China, pursuant to which Siping Branch of Agriculture Bank of China provided a loan with a total amount of RMB20 million (approximately $2.93 million). The agreement is for a term from December 14, 2009 to December 13, 2010. The interest rate is based on the benchmark interest rate published by the PRC.

  Loan Agreement, dated May 31, 2009, between Siping Juyuan and Bank of Communications, Changchun Branch, pursuant to which Changchun Branch of Bank of Communications provided a loan with a total amount of RMB20 million (approximately $2.94 million). The agreement is for a term from May 31, 2010 to May 20, 2011. The interest rate is based on the benchmark interest rate published by the PRC.

  Loan Agreement, dated July 29, 2010, between Siping Juyuan and Industrial and Commercial Bank of China, Siping Branch, pursuant to which Siping Branch of Industrial and Commercial Bank of China provided a loan with a total amount of RMB20 million (approximately $2.94 million). The agreement is for a term from July 30, 2010 to January 28, 2011. The interest rate is based on the benchmark interest rate published by the PRC.

Make Good Escrow Agreement

In connection with its entry into the Securities Purchase Agreement, on November 2, 2010, the Company entered into a make good escrow agreement (the “Make Good Escrow Agreement”) with Wisetop International Holdings Limited (the “Pledgor”), the Investors, Infinity I-China Fund (Cayman) L.P. (“Infinity”) and the escrow agent, pursuant to which the Pledgor agreed to certain “make good” provisions in the event that the Company does not meet certain income thresholds for fiscal years 2010 and/or 2011. Pursuant to the Make Good Escrow Agreement, the Pledgor will establish an escrow account and deliver to the escrow agent certificates evidencing 2,000,000 shares of the Company’s common stock held by the Pledgor (the “Make Good Shares”) along with blank stock powers, to be held for the benefit of the Investors.

The Pledgor agreed that: (i) if the after tax net income (the “ATNI”) for the Company’s 2010 fiscal year is less than $8,000,000; or (ii) if the ATNI for the Company’s 2011 fiscal year is less than $12,000,000, then, in each case, the Pledgor will transfer to the Investors, on a pro rata basis, for no additional consideration, one-half of the Make Good Shares within 10 business days after the Company’s annual report on Form 10-K is filed for the respective fiscal year.

In such event, the Pledgor’s obligation to transfer the Make Good Shares continues to apply to each of the Investors, even if an Investor has transferred or sold all or any portion of its securities, and each of the Investors shall have the right to assign its rights to receive a pro rata portion of the Make Good Shares in conjunction with negotiated sales or transfers of any of its securities.

If the ATNI for the Company’s 2010 fiscal year equals or exceeds $8,000,000, then one-half of the Make Good Shares will be released to the Pledgor. If the ATNI equals or exceeds $12,000,000 for the Company’s 2011 fiscal year, then the remaining one-half of the Make Good Shares will be released to the Pledgor. The Make Good Escrow Agreement will terminate upon the distribution of all the Make Good Shares.

Critical Accounting Policies

Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of September 30, 2010, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of September 30, 2010 and December 31, 2009, the Company did not have any balance of gross trade receivable due from an individual customer that represented 10% or more of the Company's gross trade receivables.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of the disclosures about the roll forward of activity in Level 3 fair value measurements on its financial statements.

In April, 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal year, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The Company is currently evaluating the impact of the adoption of ASU 2010-20 on its financial statements.

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The standard is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The provisions of the new standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944, Financial Services—Insurance, and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The company is currently evaluating the impact of the adoption of ASU 2010-26 on its financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Guohong Zhao and Jianjun He, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management is not aware of any material weakness in our internal control over financial reporting which causes them to believe that any material inaccuracies or errors existed in our financial statements as of September 30, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

The Company has engaged New Century Concepts Consultants Limited (“New Century”) as its internal control consultant. New Century started evaluation of the effectiveness of our disclosure controls and procedures on October 27, 2010. It will assist the Company to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings. We will implement an initiative to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout our company. We will provide training to our employees to ensure these procedures are properly performed. We will also evaluate hiring additional personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principals to ensure the proper application thereof. Management believes the actions described above will strengthen our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

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

DATED: November 15, 2010

THT HEAT TRANSFER TECHNOLOGY, INC.

/s/Jianjun He
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