Form 10-K
period 2010-12-31
THT Heat Transfer Technology, Inc.
filed 2011-03-28
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission File Number: 001-34812

THT HEAT TRANSFER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5463509
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

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

Yes [  ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The issuer’s revenues for its most recent fiscal year ended December 31, 2010 were $50.25 million.

As of June 30, 2010, the aggregate market value of shares of the issuer’s common stock held by non-affiliates (based upon the average bid and asked price of $4.50 of such shares on such date as reported on the Over-the-Counter Bulletin Board) was approximately $5.4 million. As of December 31, 2010, the aggregate market value of shares of the issuer’s common stock held by non-affiliates was approximately $67.50 million. Shares of the issuer’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 20,453,500 shares of common stock outstanding as of March 24, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

None

THT HEAT TRANSFER TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

INTRODUCTORY NOTE

Special Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

  “Beijing Juyuan” refers to Beijing Juyuan Hanyang Heat Exchange Equipment Co., Ltd., a PRC corporation and our indirect, 75%-owned subsidiary;

  “BVI” refers to the British Virgin Islands;

  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

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

  “Tianjin Juyuan” refers to Juyuan Heat Equipment (Tianjin) Co., Ltd., a PRC corporation and our indirect, 99.5%-owned subsidiary;

  “U.S. dollar,” “USD,” “$” and “US$” refer to the legal currency of the United States; and

  “Wisetop” refers to Wisetop International Holdings Limited, a BVI corporation.

PART I

ITEM 1 . BUSINESS Overview of Our Business

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

Our sales revenue and net income were $50,245,929 and $8,382,080, respectively, during the year ended December 31, 2010, and $34,890,853 and $4,142,921, respectively, during the year ended December 31, 2009.

Our operations are headquartered in Siping, Jilin Province, PRC. Our two Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Our Corporate History

Background and History of BTHC

The Company, formerly called BTHC VIII, Inc. (“BTHC”), was organized on August 7, 2006 as a Delaware corporation to effect the reincorporation of BTHC VIII, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below. In accordance with the confirmed plan of reorganization, BTHC’s business plan was to identify a privately-held operating company desiring to become a publicly held company by merging with BTHC through a reverse merger or other acquisition transaction. On June 30, 2009, in accordance with our business plan, we completed the acquisition of Megaway pursuant to the Share Exchange Agreement. As a result of this acquisition, we are no longer a shell company.

In September 1999, Ballantrae Healthcare LLC and affiliated limited liability companies including BTHC VIII, LLC (collectively, “Ballantrae”) were organized for the purpose of operating nursing homes throughout the United States. Although Ballantrae continued to increase the number of nursing homes it operated, and, in June 2000 received a substantial equity investment, it was unable to achieve profitability. During 2001 and 2002, Ballantrae continued to experience severe liquidity problems and did not generate enough revenue to cover its overhead costs. Despite obtaining additional capital and divesting unprofitable nursing homes, by March 2003, Ballantrae was out of cash and unable to meet its payroll obligations.

On March 28, 2003, Ballantrae filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). On November 29, 2004, the United States Bankruptcy Court in the Northern District of Texas, Dallas Division (the “Bankruptcy Court”) approved the First Amended Joint Plan of Reorganization (the “Plan”), as presented by Ballantrae, its affiliates and their creditors. On August 16, 2006, pursuant to the Plan, BTHC VIII, LLC was merged into the Company.

Halter Financial Group, Inc. (“HFG”), participated with Ballantrae and their creditors in structuring the Plan. As part of the Plan, HFG provided $76,500 to be used to pay professional fees associated with the Plan confirmation process. HFG was granted an option to be repaid through the issuance of equity securities in 17 of the reorganized Ballantrae entities, including the Company. HFG exercised the option, and as provided in the Plan, 70% of the Company’s outstanding common stock, or 420,000 shares, were issued to HFG in satisfaction of HFG’s administrative claims. The remaining 30% of the Company’s outstanding common stock, or 180,528 shares, were issued to 581 holders of administrative and tax claims and unsecured debt. 600,528 shares (the “Plan Shares”), were issued pursuant to Section 1145 of the Bankruptcy Code.

Effective August 16, 2006, HFG transferred its 420,000 Plan Shares to Halter Financial Investments L.P., a Texas limited partnership controlled by Timothy P. Halter. Mr. Halter also served as our sole officer and director from our formation on August 7, 2006, until February 12, 2009, when he was replaced by Gerard Pascale.

We were subject to the jurisdiction of the Bankruptcy Court until we consummated the exchange transaction described below with Sino- America Ventures, Inc., a Delaware corporation (“SAV”) in February 2009. Because we consummated our merger with a qualifying entity in a timely manner, we filed a certificate of compliance with the Bankruptcy Court asserting that the requirements of the Plan had been satisfied, which resulted in an order granting the discharge. Thereafter, the post discharge injunction provisions (set forth in the Plan) and the confirmation order became effective.

Exchange Transaction with SAV

On February 12, 2009, we entered into a share exchange agreement (the “Exchange Agreement”), with SAV and the sole stockholder of SAV, Mr. Gerard Pascale. Pursuant to the Exchange Agreement, Mr. Pascale transferred 100% of the issued and outstanding shares of the capital stock of SAV to us in exchange for 5,404,800 newly issued shares of our common stock that constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of, and immediately after, the consummation of such exchange. As a result of this transaction, Mr. Pascale became our controlling stockholder and SAV became our subsidiary. In connection with the Exchange Agreement, our sole director and officer, Timothy P. Halter, resigned and was replaced by Mr. Pascale as our sole director and officer.

SAV was organized on February 10, 2009 to identify a privately-held operating company desiring to become a publicly held company by combination through a reverse merger or acquisition transaction, and was dissolved on May 22, 2009.

Background and History of Megaway and its Subsidiaries

Megaway was incorporated in the British Virgin Islands on April 8, 2009. Megaway is a holding company that has no operations or assets other than its ownership of all of the capital stock of Star Wealth. Star Wealth was incorporated in Hong Kong on March 25, 2009. Star Wealth is also a holding company that has no operations or assets other than its ownership of all of the equity interests of Siping Juyuan. Siping City Juyuan Heat Exchange Equipment Co., Ltd. (“Old Juyuan”), the predecessor of Siping Juyuan, was first incorporated in China in December 1998. In May 2006, Old Juyuan was divided into three individual enterprises, including Siping Juyuan. Siping Juyuan carried on the primary business of Old Juyuan while the other two enterprises gradually ceased operations. Mr. Guohong Zhao, our Chairman, Chief Executive Officer and President, is the founder of Old Juyuan. All of our manufacturing operations are conducted through Siping Juyuan. Siping Juyuan has a term from June 8, 2009, the date the acquisition by Star Wealth of 100% of the equity interest in Siping Juyuan was approved by the Economic Technology Cooperation Bureau of Jilin Province and Siping Juyuan became a wholly-foreign owned enterprise, through June 7, 2029. Siping Juyuan owns 75% of the equity interests of Beijing Juyuan, which is solely engaged in the sales of Siping Juyuan’s products, and carries no production activities.

On November 30, 2010 , Tianjin Juyuan was established as a PRC company. Siping Juyuan owns 99.5% of Tianjin Juyuan’s equity interest and the remaining 0.5% of the equity interest is owned by our Chief Executive Officer, Mr. Guohong Zhao. Tianjin Juyuan is in the business of manufacturing and sale of heat exchangers, heat exchanger units, air-cooled heat exchangers and other heat exchanger products with total heat exchange solution.

Acquisition of Megaway

On June 30, 2009, we completed a reverse acquisition transaction with Megaway whereby we issued to Wisetop International Holdings Limited, a BVI corporation (“Wisetop”), then the sole shareholder of Megaway, 14,800,000 shares of our common stock in exchange for all of the issued and outstanding capital stock of Megaway. Megaway thereby became our wholly owned subsidiary and Wisetop became our controlling stockholder.

In connection with our reverse acquisition of Megaway, we entered into a cancellation agreement with Mr. Gerald Pascale, whereby Mr. Pascale agreed to the cancellation of 4,805,387 shares of our common stock owned by him.

Upon the closing of the reverse acquisition, Mr. Gerard Pascale, our sole director and officer, submitted a resignation letter pursuant to which he resigned from all offices that he held, effective immediately, and from his position as our director that became effective on July 10, 2009. Guohong Zhao was appointed as our director effective upon the closing of the reverse acquisition. In addition, our executive officers were replaced by the Siping Juyuan executive officers upon the closing of the reverse acquisition as discussed more fully below in “Item 1. Business – Our Corporate History – Reincorporation of BTHC”.

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

Reincorporation of BTHC

On November 24, 2009, BTHC entered into an Agreement and Plan of Merger (the “Merger Agreement”), with THT Heat Transfer Technology, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“THT” or the “Surviving Corporation”), pursuant to which BTHC agreed to merge with and into THT, with THT continuing as the surviving entity (such transaction the “Reincorporation Merger”). The Reincorporation Merger became effective on November 30, 2009 (the “Effective Date”).

The Reincorporation Merger was consummated to move the Company’s domicile to Nevada as described in our Definitive Information Statement on Schedule 14C (the “Information Statement”), filed with the United States Securities and Exchange Commission (“SEC”) on October 5, 2009 and is incorporated herein by reference. As described in the Information Statement, the Merger Agreement and Reincorporation Merger were duly approved by the written consent of stockholders of the Company owning at least a majority of the outstanding shares of the Company’s common stock, dated September 16, 2009. A copy of the Merger Agreement is incorporated herein by reference.

Pursuant to the terms of the Merger Agreement, (i) BTHC merged with and into THT, with THT being the surviving corporation, and the Company thereby changed its name to THT Heat Transfer Technology, Inc.; (ii) from and after the Effective Date, the Company possesses all of the rights, privileges, powers, and franchises of the predecessor corporation in the merger, and the predecessor corporation’s debts and liabilities became the debts and liabilities of the Surviving Corporation; (iii) the predecessor corporation’s existing Board of Directors and officers became the Board of Directors and officers of the Surviving Corporation; and (iv) the Articles of Incorporation and Bylaws of THT now govern the Surviving Corporation. A description of the provisions of the Articles of Incorporation and Bylaws of the Surviving Corporation was previously disclosed in the Information Statement. Copies of the Articles of Incorporation and Bylaws of Surviving Corporation, as amended to date, are incorporated herein by reference.

The Reincorporation Merger did not result in any change in headquarters, business, jobs, management, location of any of offices or facilities, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation Merger, which were immaterial). Management, including all directors and officers, remain the same in connection with the Reincorporation Merger. Following the Reincorporation Merger, the securities of the Surviving Corporation continued to be registered under Section 12(g) of the Exchange Act of 1934 (the “Exchange Act”) by virtue of Rule 12g-3 of the Exchange Act.

As a result of the Reincorporation Merger, each outstanding share of BTHC’s common stock, par value $0.001 per share, was automatically converted into one share of the Surviving Corporation’s common stock, par value $0.001 per share. Each outstanding certificate representing shares of BTHC’s common stock is deemed, without any action by the predecessor corporation’s stockholders, to represent the same number of shares of the Surviving Corporation’s common stock.

Our Organizational Structure

The following chart reflects our organizational structure for our active subsidiaries as of the date of this Annual Report.

THT Heat Transfer Technology, Inc. (a Nevada Company)
100% owned
Megaway International Holdings Limited (a BVI Company)
100% owned
Star Wealth International Holdings Limited (a Hong Kong Company)
100% owned
Guohong Zhao
Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd. (a PRC Company)
Hanyang International GmbH (a German Company)
0.5% owned
99.5% owned
75% owned
25% owned
Juyuan Heat Equipment (Tianjin) Co., Ltd. (a PRC Company)
Beijing Juyuan Hanyang Heat Exchange Equipment Co., Ltd. (a PRC Company)

Our Industry

A heat exchanger is a device built for efficient heat transfer from one medium to another. It is widely used in various industries including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding.

According to “China Heat Exchanger Industry Report” (the “Industry Report”) issued by Zero Power Intelligence Co., Ltd., an independent market research firm in China, the world heat exchanger market has grown significantly in the past several years. The global sales value of heat exchangers grew from $29.7 billion in 2005 to $38.6 billion in 2008, representing a growth of 30%, and is expected to grow to $55.3 billion in 2012, representing a growth of 43% in the four-year period from 2009 to 2012.

According to the Industry Report, China has become the second largest market and one of the fastest growing markets for heat exchangers. The sales value of heat exchangers in China grew from $3.2 billion in 2005 to $5.4 billion in 2008, representing a growth of 70%, and is expected to grow to $ 11.0 billion in 2012, representing a growth of 106% in the four-year period from 2009 to 2012.

Growth of the Chinese Heat Exchange Industry

We anticipate that growth in the Chinese heat exchanger industry will mainly be driven by the following factors:

Rapid Economic Growth in China

According to the Development Research Center of the PRC State Council, China’s GDP grew 10.1% in 2010, one of the fastest rates in the world. Because heat exchangers are widely used in various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding, the heat exchanger market benefits from the general growth of the economy.

Expanding Energy Needs

A fast growing economy requires more energy. To keep pace with rising energy demands, additional power plants are being constructed. Heat exchangers are widely used in the closed circulation systems of thermal power plants, nuclear reactor heat exchange systems and regular water cooling systems of nuclear power plants. According to the State Electricity Regulatory Commission, energy investment in China was $84.9 billion in 2009 and is expected to grow at compound annual growth rates of 10% until 2013. The Chinese government plans to spend a total of $66 billion in nuclear power plant construction. By 2020, 23 million kilowatt level nuclear power plants will be constructed. In 2009, construction began on five new nuclear power plants in the provinces of Zhejiang, Shandong, Guangdong and Hainan.

Environmental Protection

New environmental rules and regulations have helped reduce emissions and energy consumption. Both the Chinese and foreign governments encourage investments in order to reduce energy consumption and emissions. In many applications, industry buyers tend to use heat exchangers instead of simple cooling systems after giving consideration to their efficiency and energy savings. In 2010, investment in energy savings and emissions reduction in China was $13 billion and is expected to reach $20.8 billion in 2011. According to the World Nuclear Organization, as of June 2010, China had 11 operating nuclear reactors and 57 reactors in the construction or planning phases.

Rapid Urbanization

Heat exchangers are an important part of district heating systems (i.e., systems for distributing heat generated in a centralized location for residential and commercial heating requirements such as space and water heating). Such systems are required in the cities of northern China, an area which is experiencing a rapid pace of urbanization. As well, Heating, Ventilation and Air Conditioning systems, or HVAC, which are essential for buildings, require installation of heat exchangers. In 2009, the HVAC market in China was $6.0 billion and is expected to grow at a compound annual growth rate of 25% by 2012.

Rise in Shipbuilding

The sea remains China’s most important transportation method and we expect that sea transportation will experience growth due to continued globalization. To satisfy the need for more sea transportation, more ships are required to be built. Heat exchangers are installed in the engine cooling and air-conditioning systems of every ship. China has become a strong player in shipbuilding. According to the Chinese Ministry of Industry and Information Technology, in 2010, China delivered 65.6 million deadweight tonnage of new ships and became the world’s leading shipbuilder.

Our Competitive Strengths

We believe that the following strengths enable us to compete effectively in and to capitalize on growth in the heat exchange industry in China:

  Leading market position. In 2010, we ranked second in China in terms of sales revenue among plate heat exchange manufacturers. This leading sales position will help develop our brand and brand awareness throughout China and assist us in acquiring an even larger market share in the future.

  Comprehensive solution provider. Unlike most other heat exchanger manufacturers in China, we not only provide heat exchange products, but also provide comprehensive solutions to our customers. As a total solution provider, we analyze the working condition of our customers, provide optimized design based on analysis and simulation, offer high quality heat exchange products and continuously assist our customers in improving their heat exchange processes.

  Broad product range. We provide the broadest range of heat exchanger products in China, surpassed only by Alfa Laval, the global market leader for heat exchanger products. Our products include plate heat exchangers, shell and tube heat exchangers, heat exchange units, air-cooled heat exchangers, welded plate heat exchangers and plate-and-shell heat exchangers. Our broad product variety provides our customers with one-stop purchasing convenience.

  Solid track record. Over the past ten years, we have successfully completed over 3,000 projects in more than 15 industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding. We have provided heat exchange solutions to Fortune 500 companies including Shell, BP, BASF, LG, Sinopec, and China Shenhua as well as for high profile projects in both the PRC and other countries. Noteworthy projects include the Wukesong Sports Center for the 2008 Olympics in Beijing, the Guangdong Linao nuclear plant and the BASF Chemical plant in Germany. Our strong track record and our demonstrated ability to develop and deliver high quality solutions provides our Company with a strong brand and reputation in the industry.

  Professional sales team. We have a sales team with 127 experienced sales people, which we believe is among the largest in the Chinese market. Our sales people are organized into four groups by industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience.

Our Growth Strategy

We are committed to enhancing our sales, profitability and cash flows through the following strategies:

  Increasing production and processing capacity. To fulfill future sales growth and enhance our capacity during peak periods, we recently expanded our production facility. Our new workshop has a floor area of 7,356 square meters and our new production line of plate heat exchangers, with a designed capacity of 200,000 square meters annually, was implemented in the new workshop in October 2009.

  Expanding sales network. We will further expand our sales network by establishing new sales offices in China. We are also strengthening our international marketing efforts.

  Continually developing new products. We will continue to develop new products to broaden our product range so as to meet increased customer demands and seize larger market share. New products under development include semi-welded plate heat exchangers, disassemble plate evaporators, welded plate falling-film evaporators and oversized plate-and-shell heat exchangers. These new products will help us reach a larger number of customers in the chemical, food and beverage, pharmaceutical and refinery industries.

Our Products

Our products and heat exchange solutions are sold to customers in the chemical, metallurgical and shipbuilding industries and our products are also used with HVAC and district heating systems. Our products include plate heat exchangers, shell and tube heat exchangers, air-cooled heat exchangers, welded plate heat exchangers, heat exchanger units, plate and shell heat exchangers.

Plate Heat Exchangers

A plate heat exchanger is a type of heat exchanger that uses metal plates to transfer heat between two fluids. This type of heat exchanger has a major advantage over a conventional shell and tube heat exchangers since the fluids are exposed to a much larger surface area because the fluids spread out over the plates. This spreading of fluids over the plates facilitates the transfer of heat and greatly increases the speed of the temperature change.

The plate heat exchanger consists of a coiled pipe containing one fluid that passes through a chamber containing another fluid. The walls of the pipe are usually made of metal or another substance with a high thermal conductivity to facilitate the interchange; the outer casing of the larger chamber is made of a plastic or coated with thermal insulation to discourage heat from escaping from the exchanger.

Plate heat exchangers are used in a variety of applications including iron, steel and aluminum manufacturing, chemical manufacturing, electric and nuclear power generation, central building air-conditioning, pharmaceutical production, and the food and beverage industry. Plate heat exchanger sales accounted for approximately 54% of our revenues in 2010.

Shell-and-tube Heat Exchanger

A shell-and-tube heat exchanger is a type of heat exchanger that consists of a large pressure vessel, or a shell, containing a bundle of tubes. One fluid runs through the tubes, and another fluid flows over the tubes, through the shell, to transfer heat between the two fluids. Heat is transferred from one fluid to the other through the tube walls, either from tube side to shell side or vice versa. The fluids can be either liquids or gases on either the shell or the tube side. Shell-and-tube heat exchanger sales accounted for approximately 5% of our revenues in 2010.

Shell-and-tube heat exchangers are generally used in the same industries as plate heat exchangers, and are most commonly used with extremely high-pressure liquids.

Heat Exchanger Units

A heat exchanger unit is a whole set of district heating control equipment. A heat exchanger unit integrates the following components: plate heat exchangers, circulating pump, water supplement pump, thermometer, manometer, sensors, conduits, valves and industrial controls, water supplement system, pressure stabilization system, frequency conversion flux control system, heat measurement and network communication control system. Combining these components on-site at our manufacturing facilities, we utilize our proprietary technologies to customize heat exchanger units to our client’s specifications. Sales of heat exchanger units accounted for approximately 28% of our revenues in 2010.

Our heat exchanger units are most widely used in thermal power plants and residential heating systems, which require integration of control and monitoring systems for several distinct spaces.

Air-cooled Heat Exchanger

An air-cooled heat exchanger is a pressure vessel which cools a circulating fluid within finned tubes by forcing ambient air over the exterior of the tubes. A common example of an air cooler is a car’s radiator. Air-cooled heat exchangers are beneficial because they increase plant efficiency and are a “green” solution as compared to cooling towers and shell and tube heat exchangers since they do not require an auxiliary water supply (therefore, no water is lost due to drift or evaporation, and no water treatment chemicals are required). Sales of air-cooled heat exchangers accounted for 8% of our revenues in 2010.

Air-cooled heat exchangers are used in various industries where cooling liquids are too costly to obtain or are not readily available.

Welded Plate Heat Exchanger

A welded plate heat exchanger is used for heat exchange between high-pressure fluids or where a more compact product is required. Instead of a pipe passing through a chamber, there are instead two alternating chambers, usually thin in depth, separated at their largest surface by a corrugated metal plate. The heat transfer plates are connected by welding. Compared with other plate heat exchangers, welded plate heat exchangers can work under situations where the liquid pressure is higher. However, since the heat transfer plates are welded, such units are less convenient to maintain and clean as compared with other types of plate heat exchangers that are connected by gaskets. Welded plate heat exchangers accounted for 1% of our revenues in 2010.

Welded plate heat exchangers are utilized in many of the same industries as other plate heat exchangers and shell-and-tube heat exchangers.

Plate-and-Shell Heat Exchanger

A plate-and-shell heat exchanger is a hybrid type of heat exchanger that combines aspects of the plate heat exchanger and shell-and-tube heat exchanger. Plate-and-shell heat exchangers consist of a shell with heat transfer plates inside of the shell instead of tubes.

Advantages of a plate-and-shell heat exchanger include its high heat transfer efficiency (more than double that of a shell-and-tube heat exchanger), compact structure and light weight. Shell-and-plate heat exchangers are also resistant to high pressure and high temperatures and are commonly used to meet the requirements of large-scale equipment used in oil refining, the chemical industry, fertilizer production and metallurgy. Sales of plate-and-shell heat exchangers accounted for 0.2% of our total sales for 2010.

Other heat exchange products accounted for 3.8% of our revenues for 2010.

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

  Wide gap laser welded plate heat exchanger. A wide gap laser welded plate heat exchanger is well-suited for fibers or large size of solid particles for many processes, such as in sugar plant, paper mill, metallurgy, alcohol and petrochemical industry. The laser welding technology is applied in the manufacturing process of this heat exchanger with a special pressed plate to ensure a smooth flow in the wide gap cross section. We have already completed the prototype's trial production, and expect that the new product will be commercialized in March 2012.

  The large-scale nuclear class plate heat exchanger. The nuclear class plate heat exchanger used by nuclear island is the same as the conventional plate heat exchanger. They both have alternate channels for providing cooling, thermal fluid through, and are completely counter-current flow. The difference is that the board area of the heat exchanger is much bigger than that of conventional plate heat exchanger, and plate exchanger must go through the National Nuclear Safety Bureau's safe authentication, including thermal test, press drop test, anti-seismic force computation and quality control system examination. The large plate heat exchangers are mainly used in the nuclear center island cooling system and also used in other large-sized petrochemical plant and the industry of air conditioning energy system with ice cold-storage. Commercialization is scheduled to take place between end of 2012 and the beginning of 2013.

Manufacturing

Manufacturing Facilities

Our manufacturing facilities are based in Siping City, Jilin Province, China. The total floor area of our facility is approximately 17,482 square meters. The production portion of the facility is approximately 11,275 square meters. Our research and development center is approximately 1,164 square meters and our executive office building, garage, and dormitory are approximately 5,043 square meters. We currently have two production lines for plate heat exchangers with an annual capacity of 500,000 square meters and one welding workshop with an annual capacity of 3,000 tons. The plate heat exchanger production line produces all heat transfer plates used in our plate heat exchangers, heat exchange units, air-cooled heat exchangers, welded plate heat exchangers and plate-and-shell heat exchangers. This production line also assembles heat transfer plates into plate heat exchangers. The welding work shop assembles shell and tube heat exchangers, heat exchanger units, air-cooled heat exchangers, welded plate heat exchangers and plate-and-shell heat exchangers, which require intensive welding operations. The facility is located on a 36,530 square meter plot of land for which we own the land use right.

The capacity and utilization of our production lines are set forth below:

Production line	Current capacity	2010 Utilization	2009 Utilization
Plate heat exchanger production line (square meters)	300,000	85%	85%
Welding workshop (tons)	3,000	65%	65%
Plate heat exchanger production line (square meters)	200,000	13.5%	12%

In real operation, the hours our production lines run vary considerably from time to time over the year. This is mainly because our products are customized rather than standard products, and our sales orders are commonly project-based and placed unevenly over the year. In addition, the market demand from the heat industry tends to demonstrate strong seasonality and the period from July to October each year is commonly the peak season, when the residential heating system for northern China is implemented. Under our current utilization rate, our production lines have been running at full capacity during the peak periods.

To fulfill future sales growth and to enhance our capacity during peak periods, we further expanded our production facility. Our new workshop, which began operations in October 2009, has a floor area of 7,356 square meters and a new production line for plate heat exchangers with a designed capacity of 200,000 square meters. With the new workshop, we have been able to further streamline our production lines and have more space available for assembly and welding. In the new plate heat exchanger production line, we installed a 6,000 ton press machine to produce smaller size heat transfer plates while the old plate heat exchanger production line with a 22,000 ton press machine will be used to produce larger sized heat transfer plates. With the new workshop and the new production line, we believe both our production capacity and efficiency will be significantly improved.

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

Raw Materials

We purchase raw materials for each project and the procurement is subject to different solutions designed to customer specifications, including the material type, material volume and accessories. Our raw materials are mainly metal plates made of stainless steel, carbon steel, titanium steel, nickel steel and other steel base alloys. Different steel plates are used to produce heat exchangers used in different environments or for use with different fluids. For heat exchangers used in environments containing corrosive air or liquids, such as on a ship or in alumina smelting, or used to exchange heat from highly-corrosive fluids, such as acid and alkali chemicals, corrosion resistant steel plates made from such metals as titanium steel, nickel steel, steel base alloy (such as 254SMO) and Hastelloy alloy are used as raw materials. For heat exchangers used in a regular environment or with regular fluids, stainless steel plates and carbon steel plates are used as raw materials. We also purchase heat transfer tubes from third party vendors to produce shell-and-tube heat exchangers and plate-and-shell heat exchangers.

Our Suppliers and Supplier Arrangements

The raw materials that we use to produce our products are widely available in the market. Since our products are mostly customized rather than standard products, we usually make purchases based on orders received, frequently in small quantities. Accordingly, we purchase from trading companies so that we are able to place orders in small quantities and request quick deliveries. Most of these trading companies are distributors of large global steel or alloy manufacturers such as Nippon Yakin Co., Ltd., TISCO, Haynes International, Inc., BAOTI, and Nippon Steel Corporation.

The following table sets forth our top ten suppliers in 2010:

Supplier	Raw materials	Amount US$ (in Thousands)
Tianjin Gerui New Metal Co., Ltd.	White Steel Plate	5,555
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	2,202
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	1,694
Siping Tianyan Electrical Manufacturing Co., Ltd.	White Steel Plate	1,264
Shenyang Kaiweixi Valve Co., Ltd.	Valve	978
Xi’an Lianyi Rubber Products Co., Ltd.	Glue Cushion	940
Changzhou Tengfei Stainless Steel Co., Ltd.	White Steel Plate	539
Vela(China)Pump Systems Co., Ltd.	Water Pump	533

Supplier	Raw materials	Amount US$ (in Thousands)
Shenyang Xinhua Stainless Steel Co., Ltd.	White Steel Plate	510
Siping Xinguangju Automatic Control Equipment Co., Ltd.	Electrical Parts	485

The following table sets forth our top ten suppliers in 2009:

Supplier	Raw materials	Amount US$ (in Thousands)
Tianjin Gerui New Metal Co., Ltd.	White Steel Plate	2,692
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	1,800
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	1,229
Dashiqiao Xiangyun Petrochemical Machinery Factory	Flange \ Forging	998
Xi’an Lianyi Rubber Products Co., Ltd.	Glue Cushion	961
Siping Tianyan Electrical Manufacturing Co., Ltd.	White Steel Plate	734
Zhejiang Jiuli Special Material Technology Co., Ltd.	White Steel Tube	647
Wuxi Huarui Iron and Steel Trading Co., Ltd	White Steel Plate	587
Jiangmen Xinhao Special Stainless Steel Co., Ltd.	White Steel Plate	565
Siping Xinguangju Automatic Control Equipment Co., Ltd.	Electrical Cabinets	536

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

Beijing 2008 Olympics Wukesong Sports Center (Beijing, China)
Sinopec-Shell Coal Gasification Plant (Yueyang, China)
BP (China) Chemical, Co., Ltd. (Zhuhai, China)
Datang International Shanxi Power Plant (Shanxi, China)
Sinopec Yueyang Plant (Yueyang, China) Sinopec Anqing Plant (Anqing, China)
China Shenhua Baotou Coal Chemical Plat (Baotou, China)
LG Chemical Tianjin Plant (Tianjin, China)
CNPC Cangzhou Plant (Cangzhou, China) CNPC Harbin Plant (Harbin, China)

CGN, Linao Nuclear Plant (Guangdong, China)
BASF Chemical Plant (Germany)
Isdemir, Inc. Steel Plant (Turkey)

*All marks are trademarks or registered trademarks of their respective owners. The display of trademarks herein does not imply that a license of any kind has been granted.

The following table sets forth our top ten customers in 2010:

Customer	Main Products	Amount US$ (in thousands) (without value-added tax)	% of Revenue
SongYuanShi Heating Company	Heat Exchanger Unit	2,560	5.23%
Zhangjiakou xuanhua construction investment heating Co., Ltd.	Heat Exchanger Unit	2,128	4.35%
Chiping Xinfa Huayu Alumina Co., Ltd.	Plate Heat Exchanger	2,050	4.19%
Department of polysilicon project for Kunming Metallurgical New Material Co., Ltd.	Air-cooled Heat Exchanger	1,207	2.47%
Mudanjiang Second Power Plant of Huadian Energy Co., Ltd.	Shell-and-Tube Heat exchanger	1,059	2.16%
Qingdao Thermal Power Group Co., Ltd.	Heat Exchanger Unit	1,017	2.08%
Qingdao Taineng Gas Group Co., Ltd.	Heat Exchanger Unit	665	1.36%
Heilongjiang Haohua Chemical Co., Ltd.	Shell-and-Tube Heat exchanger Plate Heat Exchanger	655	1.34%
Shandong Jinling New Materials Co., Ltd.	Plate Heat Exchanger	648	1.32%
Chongqing Nanshan Xianfeng Alumina Co., Ltd.	Wide Channel Welding Plate Heat Exchanger	590	1.21%
Total			25.71%

The following table sets forth our top ten customers in 2009:

Customer	Main Products	Amount US$ (in thousands) (including value-added tax)	% of Revenue
China National Electric Equipment Corporation	Plate Heat Exchanger	1,605	4.60%
Ningbo Wanhua Polyurethane Co., Ltd.	Plate Heat Exchanger	1,415	4.06%
China Packaging and Food Machinery Corporation	Plate Heat Exchanger	1,271	3.64%
Five Rings Technology Co., Ltd.	Plate Heat Exchanger	1,176	3.37%
Guangzhou Wen Chong Shipyard Co., Ltd.	Plate Heat Exchanger	1,048	3.00%

Tianjin Bohai Chemical Industry Co., Ltd.	Air-cooled Heat Exchanger Plate Heat Exchanger	989	2.83%
China National Machinery and Equipment Import & Export Corporation	Shell-and-Tube Heat exchanger	907	2.60%
Liaoyang Gongchangling Qinglong Heating Co., Ltd.	Heat Exchanger Unit	895	2.57%
China Communications Tianjin Waterway Bureau Co., Ltd.	Plate Heat Exchanger	815	2.34%
Jinzhou City Heating Co., Ltd.	Plate Heat Exchanger	774	2.22%
Total			31.23%

Sales and Marketing

As of December 31, 2010, our sales force consisted of 127 experienced sales people organized into four groups based on industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving our customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience. Of the 127 members of our sales staff, 50 are based in Beijing and Siping, and 77 are based in 13 other sales offices throughout 13 different Chinese provinces.

The following table sets forth the location of our sales offices:

Region	Number of offices	Location
Northern China	4	Harbin, Shenyang, Baotou, Beijing
Eastern China	2	Qingdao, Shanghai
Central China	3	Wuhan, Zhengzhou, Hangzhou
Western China	4	Xi’an, Taiyuan, Chengdu, Urumqi

Each sales office makes direct sales and provides after-sales services to the customers in its area. Our sales offices in Qingdao, Wuhan, Xi’an, Zhengzhou, Taiyuan, Chengdu, Harbin, Shenyang, Urumqi and Baotou are focused on sales to the heating and power industry while our Shanghai and Hangzhou sales offices are focused on sales to the shipbuilding industry.

Competition

The heat exchanger market in China is very fragmented and competitive. There are over 1,500 heat exchanger manufacturers in China, most of which are relatively small in size. As a leading heat exchanger manufacturer in China, we mainly face competition from the leading domestic players including SmartHeat, Shanghai Accessen and Lanzhou Lanshi, as well as the leading international players including Alfa Laval and Aluminium Plant & Vessel Company Limited (“APV”), each of whom has a presence in China. The following is a brief summary and analysis of our major competitors:

  Alfa Laval is the largest plate heat exchanger manufacturer in the world. Alfa Laval has the broadest range of products covering application in almost all applicable industries. Since it also produces other industrial products like separators, Alfa Laval is also able to provide customers with integrated solutions of heat exchangers and other industrial products. Alfa Laval is especially strong in providing shell-and-tube heat exchanger products to the food and beverage and pharmaceutical industries. Alfa Laval is our key competitor in almost all industries. As compared to Alfa Laval, we are able to provide products of similar quality at a lower price.

  APV is one of the most established plate heat exchanger manufacturers in the world. Founded by Dr. Richard Seligman, who made the first plate heat exchanger in 1910, APV was acquired by SPX, a multi-national company listed on the New York Stock Exchange, in 2008. APV is especially strong in providing solutions and products for the power industry. As compared to APV, we have a broader range of products and larger production capacity and sales volume in China.

  SmartHeat, Inc. is a Chinese manufacturer of heat exchangers that is listed on NASDAQ Global Market. Its production facility is located in Shenyang, Northeast China. SmartHeat manufactures and sells plate heat exchangers, heat exchanger units and heat meters. It used to be the OEM service provider of Sondex, the Denmark manufacturer of plate heat exchangers, who is an especially strong competitor in the oil and gas industry. SmartHeat is more experienced than us in producing heat exchanger units but does not produce shell-and-tube heat exchangers. As compared to SmartHeat, we believe that we have stronger research and development capabilities, a wider range of products and that we have a more established track record in the industry.

  Shanghai Accessen is a Chinese manufacturer of heat exchangers with its production facility in Shanghai. It started to produce and sell plate heat exchangers and heat exchanger units under its own brand in 2002 but does not produce shell-and-tube heat exchangers. As compared to Accessen, we believe that we have stronger research and development capabilities and wider range of products. We also believe that we have a more established track record in the industry and that we are much larger than Accessen in terms of production capacity and sales volume.

  Lanzhou Lanshi is a Chinese manufacturer of heat exchangers with its production facility in Lanzhou, Northwest China. It manufactures and sells plate heat exchangers and heat exchanger units. Lanzhou Lanshi caters to the alumina production market. As compared to Lanshi, we believe that we have stronger research and development capabilities and a broader range of products. We are also much larger than Lanshi in terms of production capacity and sales volume.

Intellectual Property

Trademarks

We sell all our products under trademarks of “巨元” and “THT”. “巨元” has been registered with the State Trademark Bureau of PRC and has a valid term of ten years expiring August 20, 2020. “THT” has been registered with the State Trademark Bureau of PRC since July 14, 2009 and has a valid term of ten years expiring July 13, 2019.

Patents

We own seven patents, all of which are for utility models. The term of the patents, as stipulated by the PRC Patent Law, is ten years starting from the authorization date. The following table lists our patents, their registration and certificate numbers and their authorization dates:

Patents	Registration No.	Certificate No.	Authorization Date
Shell and tube helix baffle plate heat exchanger	ZL201020107719.2	1565896	2010-10-20
High efficiency wide flow channel disassemble plate heat exchanger	ZL200920093790.7	1512219	2010-08-18
Special high efficiency detachable type heat exchanger heat transfer plate	ZL200920094384.2	1565896	2010-05-12
A kind of plate heat exchanger use in air conditioning industry	ZL200920094383.8	1411275	2010-05-12
Variable section flow channel plate heat exchanger	ZL200720093847.4	1109105	2008-10-08
Wide flow channel disassemble plate heat exchanger	ZL200520127760.5	876165	2007-03-07
Wide flow channel welded plate heat exchanger	ZL200520127762.4	842256	2006-11-29
Large-scale closed cooling water circulator	ZL200520127763.9	CN 2842348Y	2006-11-29
Block type heat exchanger	ZL200520127761X	842022	2006-11-29
Detachable ceramic multi-tube dust collector	ZL00266939.0	465211	2001-11-28

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

There is no private ownership of land in China. Upon payment of a land grant fee, land use rights can be obtained from the government for a period up to 50 years, in the case of industrial land, and are typically renewable. We have received the necessary land use rights certificate for three land lots, all of which are located at No.5 NanhuanRoad, Tie Xi District, Siping City. The three land lots occupy a total of 36,529 square meters.

We are also subject to China’s foreign currency regulations. The PRC government has controlled RMB reserves primarily through direct regulation of the conversion of RMB into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks, and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

Under current PRC laws and regulations, Foreign Invested Entities (“FIEs”), may pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, FIEs in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount of such reserves reaches 50.0% of their registered capital. These reserves are not distributable as cash dividends. The board of directors of an FIE has the discretion to allocate a portion of the FIEs’ after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

We do not face any significant government regulation in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Employees

As of December 31, 2010, we employed a total of 686 full-time employees. The following table sets forth the number of employees by function:

Function	Number of employees
Senior Management	4
Solution design	20
Sales	127
Marketing	17
Procurement	10
Production	333
Quality Control	23
R&D	66
HR & Administration	65
Finance	19
Internal Audit and Control	2
TOTAL	686

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

Our employees in China participate in a state pension scheme organized by PRC municipal and provincial governments. We are currently required to contribute to the scheme at a rate of 30.6% to 31.2% of an employee’s average monthly salary.

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

Our Address

The address of THT’s principal executive office in China is No.5 Nanhuan Road, Tiexi District, Siping, Jilin Province, People’s Republic of China, 136000 and our telephone number is 86-434-3265241. We maintain a website at www.tht.cn that contains information about us, but that information is not a part of this Annual Report.

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

RISKS RELATED TO OUR BUSINESS

We face risks related to general domestic and global economic conditions and our revenue will decrease if the industries in which our customers operate experience a protracted slowdown.

The uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the PRC economy and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, as demand for our products and services may decrease from a slow-down in the general economy, or supplier or customer disruptions may result from tighter credit markets.

In addition, because our products mainly serve as key components in projects operated by our customers who are mostly in the chemical, metallurgical, shipbuilding, HVAC and district heating industries, we are subject to the general changes in economic conditions affecting those industry segments of the economy. If the industry segments in which our customers operate do not grow or if there is a contraction in those industries, demand for our products will decrease. Demand for our products is typically affected by a number of overarching economic factors, including, but not limited to, interest rates, the availability and magnitude of private and governmental investment in infrastructure projects and the health of the overall global economy. If there is a decline in economic activity in China and the other markets in which we operate or a protracted slowdown in industries on which we rely for our sales, demand for our products and our revenue will likewise decrease.

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

Approximately 25.71% of our sales revenues were derived from our ten largest customers and 5.23% of our sales revenues in 2010 were derived from our largest customer, and any reduction in revenues from any of these customers would reduce our revenues and net income.

Approximately 25.71% of our sales revenue in 2010 came from our top ten customers, with Song Yuan Shi Heating Company accounting for approximately 5.23% of our sales revenue in 2010. If we cease to do business at or above current levels with the top customers or with any other large customers who contribute significantly to our sales revenues, and we are unable to generate additional or substitute sales revenue, our net income would decline considerably.

Any decrease in the availability, or increase in the cost, of raw materials could materially affect our earnings.

Our operations depend heavily on the availability of various raw materials. The raw materials for our operations are mainly metal plates made of stainless steel, carbon steel, titanium steel, nickel steel and other steel based alloy. The availability of raw materials may decrease and their prices may fluctuate greatly. We have long-term relationships with several suppliers; however, if our suppliers are unable or unwilling to provide us with raw materials on terms favorable to us, we may be unable to produce certain products. This could result in a decrease in profit and damage to our reputation in our industry. In the event our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials or energy resources could materially increase our costs and therefore lower our earnings. Additionally, certain of our supply contracts are for fixed prices. Although we currently benefit from favorable pricing in some of these supply contracts, if market prices for these raw materials decline, we may not be able to take advantage of decreasing market prices, and our profit margins may suffer.

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

We believe that our current cash, cash flow from operations and the proceeds from the private placement in December 2010 will be sufficient to meet our present and reasonably anticipated capital and capital expenditure needs given the current state of our production line for the marketing of the products. We may, however, require additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Ms. Jinghua Zhao is the indirect, beneficial owner of approximately 72.36% of our common stock. As a result, she has significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A “Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. However, we may become an accelerated filer and, accordingly, may be required to include an attestation report of our auditors in our annual report on Form 10-K for the fiscal year ending December 31, 2011. We have taken several measures to improve our internal control over financial reporting after the reverse acquisition, such as hiring additional staff with knowledge of U.S. GAAP and reporting experience with the SEC. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

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

We believe that we are not considered a “passive foreign investment company,” or PFIC, for United States federal income tax purposes for our tax year ending December 31, 2010. However, each year we must make a separate determination as to whether we are a PFIC. We cannot assure you that we will not be a PFIC for our tax year ending December 31, 2011 or any following tax year. If a non-U.S. corporation either (i) at least 75% of its gross income is passive income for a tax year or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a tax year) is attributable to assets that produce or are held for the production of passive income, then the non-U.S. corporation will be deemed a PFIC. The market value of our assets may be determined to a large extent by the market price of our Ordinary Shares, which is likely to fluctuate after this offering. Furthermore, how we spend as well as how quickly we spend the proceeds from the offering will affect the composition of our income and assets. If we are treated as a PFIC for any tax year during which U.S. holders hold Ordinary Shares, certain adverse United States federal income tax consequences could apply to such U.S. holders.

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

Also on June 30, 2009, Wisetop entered into separate option agreements with the other original founders of Siping Juyuan, pursuant to which such founders were granted options, exercisable after 90 days, to purchase an aggregate of 10,240,786 shares of our common stock owned by Wisetop at a total exercise price of $7,291,440. These options also expire on June 30, 2011. The founders exercised their options on December 17, 2010.

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

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. In addition, we may need to rely on a new and developing communication infrastructure to efficiently transfer our information from retail outlets to our headquarters. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

RISKS RELATED TO THE MARKET FOR OUR STOCK

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes addition l sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Our common stock is subject to price volatility related and unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

The listing standards of The NASDAQ Global Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price, satisfy standards relative to minimum stockholders' equity, minimum market value of publicly held shares and various additional requirements. If after listing we fail to comply with all listing standards applicable to issuers listed on The NASDAQ Global Market, our common stock may be delisted. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from The NASDAQ Global Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

ITEM 2. PROPERTIES

Land Use Rights

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We were granted land use rights from the PRC government for 36,529.6 square meters of three land slots located at No.5 NanhuanRoad, Tiexi District, Siping City, Jilin Province, China. The land use rights will expire on December 8, 2056, December 30, 2056 and December 30, 2057, respectively.

Mortgages were created over the land use rights of the three land lots with an area of 17,682.78 square meters, 11,619.6 square meters and 7,227.22 square meters, respectively. Such mortgages are used for securing the Company’s indebtedness with China Agriculture Bank, Siping Branch. We believe that all our properties have been adequately maintained, are generally in good condition and are suitable and adequate for our business.

Buildings

Our manufacturing facilities are based in Siping City, Jilin Province, China. The total floor area of our facility is approximately 17,482 square meters. The production portion of the facility is approximately 11,275 square meters. Our research and development center is approximately 1,164 square meters and our executive office building, garage, and dormitory are approximately 5,043 square meters. We currently have two production lines for plate heat exchangers with an annual capacity of 500,000 square meters and one welding workshop with an annual capacity of 3,000 tons. Our welding facility is located on a 36,530 square meter plot of land for which we own the land use right.

We currently own ten buildings covered by ten Property Ownership Certificates issued by Siping City Housing Administration Bureau. All the buildings are located at No.5 Nanhuan Road, Tie Xi District, Siping City. The building with an area of 4,633.93 square meters was mortgaged to secure our indebtedness to China Agriculture Bank, Siping Branch on November 8, 2010.

Our new workshop, which began operations in October 2009, has a floor area of 7,356 square meters and a new production line for plate heat exchangers with a designed capacity of 200,000 square meters.

Buildings under Construction

Our third workshop and our research center, located at the south side of NanhuanRoad, Tie Xi District, Siping City, are under construction. We have obtained a License for Construction Land Planning (Ref. Di Zi No. 200802050) issued by Siping City Construction Bureau on July 25, 2008, which shows that the land area approved for the Company’s above-mentioned construction is 11,781 square meters.

We also acquired a License for Construction Project Planning (Ref. Jian Zi No. 200803043) issued on September 5, 2008 by Siping City Construction Bureau. The License shows that the area of construction will be 7,716 square meters.

Leased Properties

We currently lease nine real properties as representative offices in Shanghai, Zhengzhou, Taiyuan, Baotou, Shenyang, Harbin, Beijing, Wuhan and Qingdao.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NASDAQ Global Market and trades under the symbol “THTI.”

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by nasdaq.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices
	High	Low
Year Ended December 31, 2010
4th Quarter	$4.38	$3.25
3rd Quarter	$4.90	$3.98
2nd Quarter	$5.35	$4.10
1st Quarter	$5.33	$3.95

Closing Prices
		High		Low
Year Ended December 31, 2009
4th Quarter		$5.33		$4.82
3rd Quarter	$	N/A	$	N/A
2nd Quarter	$	N/A	$	N/A
1st Quarter	$	N/A	$	N/A

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

Approximate Number of Holders of Our Common Stock

On March 24, 2011, there were 847 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock and because we intend to retain and use any future earnings for the development and expansion of our business, do not anticipate paying any cash dividends in the foreseeable future. Our board of directors will make any future decisions regarding dividends.

Recent Sales of Unregistered Securities

On June 30, 2009, we issued 14,800,000 shares of our common stock to Wisetop, the sole shareholder of Megaway. The total consideration for the 14,800,000 shares of our common stock was 1 share of Megaway, which is all the issued and outstanding capital stock of Megaway. The number of our shares issued to Wisetop was determined based on an arms-length negotiation. The issuance of our shares to Wisetop was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder. Please refer to Item 3.02 of our Current Report on Form 8-K filed by the Company on July 7, 2009.

ITEM 6. SELECTED FINANCIAL DATA Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of our company, its directors or its officers with respect to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report on Form 10-K are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Registration Statement on Form S-1 filed on July 20, 2010, and other risks mentioned in this Form 10-K or in our other reports filed with the SEC since the filing date of our Registration Statement.

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

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear in Part I, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report. Our audited consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company's audited consolidated results of operations for the twelve month periods ended December 31, 2010 and 2009.

Our Business

THT is a Nevada holding company whose China-based indirect operating subsidiary Siping Juyuan manufactures and sells heat exchangers. Since 1998, we have been providing total heat exchange solutions to our customers. Our major products are plate heat exchangers, air-cooled heat exchangers and heat exchanger units. Unlike most other heat exchanger manufacturers in China, we not only provide heat exchange products, but also provide total solution to our customers. As a total solution provider, we analyze the working condition of our customers; provide optimized design based on analysis and simulation, offer high quality heat exchange products, and continuously assist our customer in improving heat exchange process.

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

As of December 31, 2010, we had 686 employees. We currently have two production lines for plate heat exchangers with an annual capacity of 500,000 square meters and one welding workshop with an annual capacity of 3,000 tons.

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

The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2010 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

British Virgin Islands

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5% . No provision for Hong Kong profits tax has been made as Star Wealth had no taxable income during the reporting periods.

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

Siping Juyuan was entitled to a special tax concession, or the Tax Concession, because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession decreased the Siping Juyuan’s EIT liability in the year ended December 31, 2007 and entitled Siping Juyuan to a refund of value-added tax paid in the years ended December 31, 2010, 2009 and 2008.

Beijing Juyuan, being a sino-foreign joint venture enterprise, was entitled to two years’ EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years, or the Tax Holiday. The Tax Holiday commenced in the fiscal year of 2008.

Pursuant to the new EIT law, commencing from January 1, 2008, Siping Juyuan and Beijing Juyuan were subject to PRC EIT at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan was subject to EIT at the rate of 12.5% and 0% during the years ended December 31, 2010 and 2009 respectively.

We incurred income taxes of $1,498,442 for the year ended December 31, 2010, an increase of $834,451 or 125.67% from the taxes we incurred in the same 2009 period, which were $663,991. This increase in taxes was more than offset by our higher revenues and operating profits.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	Year Ended December 31,
	2010	2009

Sales revenue	$50,245,929	$34,890,853
Cost of sales	(28,550,685)	(19,967,695)
Gross profit	21,695,244	14,923,158
Expenses
Administrative expenses	4,359,595	3,064,790
Research and development costs	1,151,948	1,096,285
Selling expenses	6,602,622	5,782,045
Total operating expenses	12,114,165	9,943,120

Income from operations	9,581,079	4,980,038

Interest income	14,238	16,672
Other income	984,851	491,557
Finance costs	(699,646)	(681,355)

Income before income taxes and noncontrolling interests	9,880,522	4,806,912
Income taxes	(1,498,442)	(663,991)

Net income before noncontrolling interests	$8,382,080	$4,142,921

As a Percentage of Sales Revenue
Sales revenue	100%	100.0%
Cost of sales	56.82%	57.23%
Gross profit	43.18%	42.77%

Expenses
Administrative expenses	8.68%	8.78%
Research and development costs	2.29%	3.14%
Selling expenses	13.14%	16.57%
Total operating expenses	24.11%	28.49%

Income before income taxes and noncontrolling interests	19.66%	13.78%
Income taxes	2.98%	(1.90	) %

Net income before noncontrolling interests	16.68%	11.87%

Comparison of Fiscal Year Ended December 31, 2010 and Fiscal Year Ended December 31, 2009

Sales Revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased approximately $15.36 million, or 44.01%, to approximately $50.25 million in 2010 from approximately $34.89 million in 2009. The increase in sales came primarily from all three of our product lines – PHEs, PHE units and Air-cooled Heat Exchanger. Continued government stimulus in energy-saving industries, strong economic growth in China and our successful market expansion were the primary factors driving the increased sales revenue. Also, the wide sales network, excellent solutions and high quality products of the Company led to the significant increase in our sales revenue. Our sales volume in 2010 amounted to 3,998 units, an increase of 1,603 units, as compared with 2,395 units for 2009. Net sales in 2010 were $50.25 million, with $14.30 million for PHE units and $27.02 million for PHEs, while our net sales in 2009 were $34.89 million, with $5.78 million for PHE units, $21.93 million for PHEs. In particular, the sales revenue from Air-cooled Heat Exchanger increased by approximately $3.34 million, or 495.69%, to approximately $4.02 million in 2010 from approximately $0.67 million in 2009. Our sales from our PHEs increased $5.09 million or 23.23% increase in sales in 2010, compared with last year was mainly attributable to market acceptance of our excellent total solution and high quality products in the metallurgy, petrochemical and shipbuilding industries. Our PHE unit sales increased by $8.52 million or 147.23% compared to last year due to rapid urbanization in China. Increase in sales of Air-cooled Heat Exchanger products compared with last year was a result of strong market demand in water-deficient area of China.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales increased approximately 8.58 million, or 42.98%, to approximately $28.55 million in 2010 from approximately $19.97 million in 2009. The increase was mainly attributable to the significant increase in our sales volume and sales revenue in 2010. The material cost is normally 91.32% of total cost, while factory overhead cost is about 6.49% and labor cost about 2.19% of total cost. Cost of sales as a percentage of sales revenue was 56.82% during 2010 as compared to 57.23% during 2009.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased approximately $6.77 million, or 45.38%, to approximately $21.70 million during 2010 from approximately $14.92 million in 2009. Gross profit as a percentage of sales revenue was 43.18% during 2010 as compared to 42.77% during 2009. Such percentage increase was mainly attributable to our efforts to optimize our product mix and maximize our profitability. In response to the market demand and through intensive sales efforts, we significantly increased sales of high gross margin products to the petrochemical, shipbuilding and heat and power industry which include air-cooled heat exchangers, plate heat exchangers and plate heat exchangers unit.

Administrative Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased approximately $1.29 million, or 42.25%, to approximately $4.36 million during 2010 from approximately $3.06 million in 2009. As a percentage of sales revenue, administrative expenses in 2010 decreased to 8.68%, as compared to 8.78% for 2009. The amount increased was mainly attributable to the recruitment of, and compensation paid to, our expanded management team and the allowance for doubtful accounts. As a result of the expansion of our management team, the salary of management team and administration staff increased by approximately $0.36 million, or 32.14% to approximately $1.48 million in 2010 from approximately $1.12 million in 2009. Traveling expense increased by approximately $0.09 million, or 32.07% to approximately $0.39 million in 2010 from approximately $0.29 million in 2009. Allowance for doubtful accounts increased by approximately $0.47 million, or 191.51%, to approximately $0.71 million in 2010 compared with approximately $0.24 million in 2009.

Research and Development Expenses. Our research and development expenses consist of the costs associated with R&D personnel and expense in R&D projects. Our R&D expenses increased approximately $0.06 million, or 5.08%, to approximately $1.15 million in 2010 from approximately $1.10 million in 2009. The increase was mainly attributable to our continued efforts to strengthen our R&D function and increased input in the development of new products.

Selling Expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased approximately $0.82 million, or 14.19%, to approximately $6.60 million during 2010 from approximately $5.78 million in 2009. As a percentage of sales revenue, selling expenses in 2010 decreased to 13.14%, as compared to 16.57% for 2009. The amount increased was primarily attributable to the significant increase in travel expenses and transportation costs. Because of our market expansion, our travel expense increased by approximately $0.45 million, or 13.98%, to approximately $3.67 million in 2010 from approximately $3.22 million in 2009. The salary of sales personnel increased by approximately $0.15 million, or 11.36%, to approximately $1.47 million in 2010 from approximately $1.32 million in 2009.

Total Operating Expenses. Our total expenses increased approximately $2.17 million, or 21.83%, to approximately $12.11 million during 2010 from approximately $9.94 million in 2009. This increase was mainly due to the increase in our administrative expenses, research and development expenses and selling expenses. As a percentage of sales revenue, total expenses in 2010 decreased to 24.11%, as compared to 28.49% for 2009. This decrease was primarily attributable to the significantly increase in our sales revenue.

Income before income taxes and noncontrolling interests. Income before income taxes increased approximately $5.07 million, or 105.55%, to approximately $9.88 million in 2010 from approximately $4.81 million in 2009. Income before income taxes as a percentage of sales revenue increased to 19.66% in 2010, as compared to 13.78% in 2009 due to the factors described above.

Income Taxes. Our income taxes increased to approximately $1.50 million in 2010 from approximately $0.66 million during 2009. This increase was mainly due to income before income taxes increased approximately $5.07 million, or 105.55%, to approximately $9.88 million in 2010 from approximately $4.81 million in 2009 and the income tax rate were same both 2010 and 2009.

Net income before noncontrolling interests. Our net income increased approximately $4.24 million, or 102.32%, to approximately $8.38 million in 2010 from approximately $4.14 million in 2009 as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $18.44 million and restricted cash of $1.68 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Fiscal Year Ended December 31,
	2010	2009
Net cash used in operating activities	$(2,356)	$(6,251)
Net cash used in investing activities	(1,022)	(1,249)
Net cash provided by financing activities	16,046	342
Net cash inflows (outflows)	13,058	(7,199)

Operating Activities

Net cash used in operating activities was $2.36 million in 2010, as compared to $6.25 million net cash used in operating activities in 2009. Cash flow used in operating activities decreased $3.89 million in 2010 from 2009. The decrease in cash used in operating activities in 2010 was mainly due to increased net income, despite increases in working capital levels (specifically, accounts receivables and inventory) driven mainly by increased sales.

Investing Activities

Net cash used in investing activities was $1.02 million in 2010, as compared to $1.25 million net cash used in investing activities in 2009. The change was mainly attributable to $1.03 million increase in capital investment from 2009 to 2010.

Financing Activities

Net cash provided by financing activities was $16.05 million in 2010, as compared to $0.34 million net cash provided by financing activities in 2009. The cash inflow was mainly due to net increase of short-term loans of approximately $2.66 million and the issuance of common stock of approximately $13.39 million (net of issuance costs) in December 2010.

As of December 31, 2010, the amount, maturity date and term of each of our bank loans are as follows:

(dollars in millions)

Bank	Amount	Maturity Date	Duration
Bank of Communications, Changchun Branch	$3,033,889	May 20, 2011	1 year
Agricultural Bank of China, Siping Branch	$3,033,889	December 8, 2011	1 year
Industrial and Commercial Bank of China, Siping Branch	$3,033,889	January 28, 2011	Half a year
Industrial and Commercial Bank of China, Siping Branch	$1,516,944	April 16, 2011	Half a year

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

Obligations Under Material Contracts

We are party to the following loan agreements:

  Commission Loan Agreement, dated July 24, 2008, among Siping Juyuan, Siping City Fu Guo Investment and Development Co., Ltd. and Siping City Credit Association Union, pursuant to which Siping City Credit Association Union, entrusted by Siping City Fu Guo Investment and Development Co., Ltd., provided a loan with a total amount of RMB 28,000,000 (approximately $4,102,000). The agreement is for a term of three years, maturing on June 26, 2011. The first interest rate is 6% above the lending rate over the same period published by the PRC; the annual interest rate is 8.0136%. The interest rate is adjusted each June 21; the adjusted interest rate is 6% above the lending rate of the same category over the same period published by the PRC. We have not yet repaid the loan balance of RMB 11,000,000 (approximately $1,668,639).

  Loan Agreement, dated May 31, 2010, between Siping Juyuan and Bank of Communications, Changchun Branch, pursuant to which Changchun Branch of Bank of Communications provided a loan with a total amount of RMB 20,000,000 (approximately $3,033,889). The agreement is for a term from May 31, 2010 to May 20, 2011. The interest rate is based on the benchmark interest rate published by the PRC.

  Loan Agreement, dated December 9, 2010, between Siping Juyuan and Siping Branch of Agriculture Bank of China, pursuant to which Siping Branch of Agriculture Bank of China provided a loan with a total amount of RMB 20,000,000 (approximately $3,033,889). The agreement is for a term from December 10, 2010 to December 8, 2011. The annual interest rate is 5.56%.

  Loan Agreement, dated July 29, 2010, between Siping Juyuan and Siping Branch of Industrial and Commercial Bank of China, pursuant to which Siping Branch of Industrial and Commercial Bank of China provided a loan with a total amount of RMB 20,000,000 (approximately $3,033,889). The agreement is for a term from July 30, 2010 to January 28, 2011. The interest rate is based on the benchmark interest rate published by the PRC.

  Loan Agreement, dated October 19, 2010, between Siping Juyuan and Siping Branch of Industrial and Commercial Bank of China, pursuant to which Siping Branch of Industrial and Commercial Bank of China provided a loan with a total amount of RMB 10,000,000 (approximately $1,516,944). The agreement is for a term from October 20, 2010 to April 16, 2011. The interest rate is based on the benchmark interest rate published by the PRC.

Critical Accounting Policies

Basis of presentation and consolidation

After the consummation of the reorganization detailed above, Mr. Zhao and the other original stockholders of Siping Juyuan maintain control over Siping Juyuan by virtue of the option agreements. Accordingly, accounting for recapitalization is adopted for the preparation of these consolidated financial statements. These financial statements, issued under the name of the Company, represent the continuation of the financial statements of Siping Juyuan.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, inventories and deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment. Actual results could differ from those estimates.

Noncontrolling interest

Noncontrolling interest on the consolidated balance sheets is resulted from the consolidation of 75% and 99.5% owned subsidiaries, Beijing Juyuan and Tianjin Juyuan, respectively.

Noncontrolling interest on the consolidated statements of income and comprehensive income represents the minority stockholders’ proportionate share of the net losses of Beijing Juyuan and Tianjin Juyuan.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of December 31, 2010 and 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the years ended December 31, 2010 and 2009, the Company did not have any customers which contributed 10% or more to the Company’s sales revenue.

As of December 31, 2010 and 2009, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2010 and 2009, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in United States dollars (“USD”).

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

Retention receivable

Retention receivable is the amount withheld by a customer until the warranty period is over. Retention receivables which were expected to be collected within one year of $3,737,059 and $1,232,917 were included in the balance of trade receivable as of December 31, 2010 and 2009, respectively. Retention receivables which were expected to be collected after one year of $1,409,057 and $795,144 were presented separately as non-current assets.

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

	Estimated useful lives	Residual value

Buildings	20 years	5%
Plant and machinery	6 years	5%
Office equipment	2 - 5 years	Nil - 5%
Motor vehicles	3 - 5 years	5%

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company did not identify any indicators that would require testing for impairment.

Government grants

The government grant is recognized in the consolidated statements of income and comprehensive income when the relevant performance criteria are met. Grants applicable to purchase of property, plant and equipment and/or encourage research and development activities are credited to deferred income upon receipt and are amortized over the life of depreciable assets.

During the year ended December 31, 2010, the Company recorded government grant income of $336,908. The grants were received to reward the Company’s successful listing in overseas market ($295,068), to subsidize the expenses incurred by the Company in prior years for constructing its new plant and facilities ($34,463) and to reward the Company’s contributions to the economy of Siping City ($7,377).

During the year ended December 31, 2009, the Company recorded government grant income of $116,944, which was received to subsidize the expenses incurred by the Company in prior years for constructing its new plant and facilities.

Revenue recognition

Revenue from sales of the Company’s products is recognized when products are delivered and customer acceptance is made, the sales price is fixed or determinable, no other significant obligations of the Company exist and collection is reasonably assured.

There were no sales returns and allowances for the years ended December 31, 2010 and 2009. The Company does not provide unconditional right of return, prices protection or any other concessions to its customers. Generally, the Company provides free after-sale service for a period ranging from half year to 1 year. After-sale expense was $15,369 and $16,577 for the years ended December 31, 2010 and 2009 respectively.

Cost of sales

Cost of sales consists primarily of materials costs, freight charges, purchasing and receiving costs, inspection costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of sales if any.

Administrative expenses

Administrative expenses consist primarily of rent paid, office expenses, entertainment, traveling expenses, staff welfare, consumables, labor protection and salaries and wages which are incurred at the administrative level.

Selling expenses

Selling expenses consist primarily of advertising, salaries and transportation costs incurred during the selling activities. Advertising, transportation, research and development expenses Advertising, transportation, research and development expenses are charged to expense as incurred.

Advertising expenses amounting to $2,390 and $877 for the years ended December 31, 2010 and 2009 respectively are included in selling expenses.

Transportation expenses amounting to $873,701 and $808,112 for the years ended December 31, 2010 and 2009 respectively are included in selling expenses.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2010 and 2009, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

Foreign currency translation

The functional currencies of the Company and its subsidiaries include USD and RMB. The Company and its subsidiaries maintain their financial statements in their respective functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income or loss for the respective periods.

For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into USD. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulated other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2010 and 2009 were RMB1 for $0.1517 and $0.1463 respectively. The average exchange rates for the years ended December 31, 2010 and 2009 were RMB1 for $0.1475 and $0.1462 respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to US$ after the balance sheet date.

Fair value of financial instruments

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.

As of December 31, 2010, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximate the current market rates. As of December 31, 2009, the fair value of the Company’s long-term loan was $3,442,357 (carrying amount : $3,363,950). The fair value was estimated using discounted cash flow analysis, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

Stock-based compensation

The Company adopted the provisions of ASC 718 which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC 718 also requires measurement of cost of a liability-classified award based on its current fair value.

Basic and diluted earnings per share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to the Company’s common stockholders by the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to the Company’s common stockholders by the sum of the weighted average number of common stock outstanding and dilutive potential common stock during the period.

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

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes and continually maintain effective cost control in operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Change in Accountants

On July 7, 2009 we reported a change of independent auditors. On June 30, 2009, concurrent with the share exchange transaction, our board of directors recommended and approved the dismissal of SW Hatfield CPA, or SW Hatfield, as our independent auditor, effective upon the filing of the consummation of the share exchange transaction.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Guohong Zhao and Jianjun He, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management is not aware of any material weakness in our internal control over financial reporting which causes them to believe that any material inaccuracies or errors existed in our financial statements as of December 31, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

The Company has engaged New Century Concepts Consultants Limited (“New Century”) as its internal control consultant. New Century started evaluation of the effectiveness of our disclosure controls and procedures on October 27, 2010. It will assist the Company to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings. New Century will issue an evaluation report with suggested remedial measures. We will implement such measures to ensure the importance of internal controls and compliance with established policies and procedures are fully understood by all the relevant employees. We will provide training to our employees to ensure these procedures are properly performed. We will also evaluate hiring additional personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principals to ensure the proper application thereof. Management believes the actions described above will strengthen our internal control over financial reporting.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, our management identified material weakness related to the following:

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

The Company’s management has identified the steps necessary to address the material weaknesses described above and in 2010, we have continued to implement these remedial procedures.

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

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statements as of December 31, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

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

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information. None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Guohong Zhao	50	Chairman, President and CEO
Jianjun He	38	Chief Financial Officer, Treasurer and Secretary
Yue Cui	50	Vice President of Production
Fucai Zhan	40	Vice President of R&D
Wenquan Tao	71	Director
William P. Haus	47	Director
To Tsang	35	Director
Gerard Pascale(1)	41	Director

(1)	Former President, Chief Financial Officer and Secretary prior to June 30, 2009 and current director until the 10th day following the mailing by us of the Information Statement to our stockholders.

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

Yue Cui. Mr. Cui became our Vice President of Production on June 30, 2009, the day that we consummated our reverse acquisition of Megaway. Mr. Cui has served as Vice President of Production of Siping Juyuan since 2006. From 2000 to 2006, he was the operation manager of Siping Juyuan. From 1979 to 2000, he was the production manager of Siping Tool Factory, a tool manufacturer. With 20 years’ experience in manufacturing industry, he has significantly improved the production management of the Company.

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

Wenquan Tao. Mr. Wenquan Tao has been working as a professor at School of Energy & Power Engineering of Xi’an Jiaotong University since 1986. Mr. Tao is currently an academician of the Chinese Academy of Science, a member of the Advisory Board of Numerical Heat Transfer and a member of Editorial Board of Progress in Computational Fluid Dynamics. In addition, he is an associate editor of ASME Journal of Heat Transfer, associate editor of International Journal of Heat & Mass Transfer, and an associate editor of International Communications in Heat & Mass Transfer. In 2003, Mr. Tao was honored by the Ministry of Education of China as National Distinguished Professor. Mr. Tao graduated from Xi’an Jiaotong University with a M.S. and a B.S. in Power Machinery Engineering.

William P. Haus, CFA. Mr. William Haus has extensive experience in business and finance for public companies as well as China-based companies. Mr. Haus is currently General Partner of Haus Capital Fund, a small investment partnership. From March to July 2010, Mr. Haus was a Senior Partner with Halter Financial Group in its Shanghai, China office. From August 2008 to February 2010, Mr. Haus was Chief Executive Officer and director of CS China Acquisition Corporation, a Special Purpose Acquisition Corporation (SPAC) created to effect a business combination with a China-based private company which it did successfully on February 2, 2010. From September 2005 to May 2008, Mr. Haus was an Analyst for The Pinnacle Fund & the Pinnacle China Fund, both of which are hedge funds focused on investment opportunities in the United States and China. From March 2000 to September 2005, Mr. Haus was an Equity Research Analyst covering both the Healthcare Information Technology and Pharmaceutical Outsourcing industries for two securities brokerage firms. Mr. Haus graduated from the State University of New York College at Fredonia with a B.S. in Business Administration and a B.A. in Economics and received a Master of Business Administration in Finance from Boston University. Mr. Haus is a Chartered Financial Analyst (CFA) and member of the CFA Institute.

To Tsang. Mr. To Tsang has extensive knowledge with overseas capital markets and has advised various PRC companies on their pre-IPO restructurings, pre-IPO financing and securities offerings on the overseas capital markets and has advised on numerous reverse acquisitions of overseas public companies by PRC companies. Since May 2008, he has been a partner at King & Wood, practicing mergers and acquisitions, corporate restructurings, securities offerings, and other corporate advisory matters. From April 2006 to April 2008, Mr. Tsang worked as a Hong Kong solicitor with DLA Piper. From July 1997 to March 2006, Mr. Tsang worked as a Hong Kong trainee and paralegal for Michael Cheuk, Wong & Kee. Mr. Tsang holds an LL.M. from the University of London, a PCLL from the City University of Hong Kong, and an LL.B. from Xiamen University. He is admitted as a Solicitor to the High Court of Hong Kong as well as a PRC qualified lawyer.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in the 2010 fiscal year.

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

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000.

						Non-	Non-
						Equity	qualified
						Incentive	Plan Deferred
Name and				Stock	Option	Compensation	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Earnings	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Guohong Zhao,	2010	16,819	0	0	0	0	0	0	16,819
CEO and President (1)	2009	16,724	0	0	0	0	0	0	16,724
Gerard Pascale,	2010	0	0	0	0	0	0	0	0
former Chairman and CEO (2)	2009	0	0	0	0	0	0	0	0
Timothy P. Halter,	2010	0	0	0	0	0	0	0	0
former President and CEO (3)	2009	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2010.

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the directors in 2010:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Guohong Zhao	N/A	N/A	N/A	N/A
Fucai Zhan	N/A	N/A	N/A	N/A
Wenquan Tao	$6,000	N/A	N/A	$6,000
To Tsang	$6,000	N/A	N/A	$6,000
William P. Haus	$9,000	N/A	N/A	$9,000

William Haus, Wenquan Tao and To Tsang were appointed directors effective as of September 25, 2009. On the same day, the Company entered into separate independent director contracts and indemnification agreements with each of them. Under the terms of the independent director’s contracts, the Company agreed to pay Mr. Tao an annual fee of $24,000, Mr. Tsang an annual fee of $24,000 and Mr. Haus an annual fee of $36,000, as compensation for the services to be provided by them as independent directors. Under the terms of the indemnification agreement, we agreed to indemnify the independent director against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 24, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Siping Juyuan, THT Industrial Park, No. 5 Nanhuan Road, Tiexi District, Siping City, Jilin Province, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Gerard Pascale 28 Cottonwood Lane Hilton Head, SC 29926	Director (4)	Common stock, $0.001 par value	19,412	*
Guohong Zhao	Chairman, CEO and President	Common stock, $0.001 par value	0	*
Jianjun He	Chief Financial Officer	Common stock, $0.001 par value	0	*
Yue Cui	Vice President of Production	Common stock, $0.001 par value	0	*
Fucai Zhan	Vice President of R&D	Common stock, $0.001 par value	0	*
All officers and directors as a group (5 persons named above)		Common stock, $0.001 par value	19,412	*

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
5% Security Holders
Infinity		Common stock, $0.001 par value	2,812,500	13.8%
Wisetop International Holdings Limited		Common stock, $0.001 par value	4,559,214	22.3%
Jinghua Zhao		Common stock, $0.001 par value	4,559,214(3)	22.3%
Xiaomei Fang		Common stock, $0.001 par value	1,070,533	5.2%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 20,453,500 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 24, 2011. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Represents 4,559,214 shares that are indirectly held by Ms. Zhao, through Wisetop International Holdings Limited, a BVI company owned and controlled by her. Ms. Zhao’s ownership interests in Wisetop are subject to an option agreement, which gives our Chairman and CEO, Mr. Guohong Zhao, an option to acquire all of Ms. Zhao’s ownership interests in Wisetop.

(4)	Gerald Pascale resigned from his position as a director on June 30, 2009, the day that we consummated our reverse acquisition of Megaway.

Changes in Control

Pursuant to an option agreement, dated June 30, 2009, between Ms. Jinghua Zhao and Mr. Guohong Zhao, Mr. Zhao was granted an option to acquire all of the equity interests of Wisetop owned by Ms. Zhao. In addition, pursuant to an option agreement, dated June 30, 2009, between Wisetop and 19 original founders of Siping Juyuan, the founders were granted an option to acquire an aggregate of 10,240,786 shares our common stock currently owned by Wisetop. On December 17, 2010, the founders exercised their options. Other than the foregoing, we do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In the fiscal year ended December 31, 2010, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Our Board is currently composed of 5 members, of which Wenquan Tao, To Tsang and William Haus are “independent” as that term is defined under the NASDAQ listing standards.

All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our directors have a duty of to act in good faith with a view to our interests. In fulfilling their duty of care to us, our directors must ensure compliance with our Certificate of Incorporation. During 2010, our board met twice and no director missed any meetings of the board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit Fees	$94,000	$86,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$94,000	$86,000

Audit Fees. PKF was paid aggregate fees of approximately $94,000 and $86,000 for the fiscal years ended December 31, 2010 and 2009, respectively, for professional services rendered for the audit of our annual financial statements and review of quarter condensed consolidated financial statements.

Audit Related Fees. There was no audit related fees paid to PKF for the fiscal years ended December 31, 2010 and 2009. Tax Fees. There was no tax fees paid to PKF for the fiscal years ended December 31, 2010 and 2009.

All Other Fees. PKF was paid no other fees for professional services during the fiscal years ended December 31, 2010 and 2009.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by the Audit Committee of our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by PKF for our financial statements as of and for the year ended December 31, 2010. None of the fees for noted above were for the provision of services other than audit, review or attest services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

Exhibit List

Exhibits (Including Those Incorporated By Reference).

Exhibit Index

Exhibit
No.	Description
2.1	Share Exchange Agreement, dated as of June 30, 2009, by and among the Company, Megaway International Holdings Limited and its sole shareholder. [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
2.2	Share Exchange Agreement, dated as of February 12, 2009, by and among the Company, Sino- America Ventures, Inc. and its shareholders [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009]
2.3	First Amended Joint Plan of Reorganization dated September 29, 2004 [incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10-SB filed on September 21, 2006]
2.4	Order Confirming First Amended Joint Plan of Reorganization dated November 29, 2004 [incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form 10 filed on September 21, 2006]
2.5	Agreement and Plan of Merger, dated as of November 24, 2009, between BTHC VIII, Inc. and THT Heat Transfer Technology, Inc. [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 4, 2009]
3.1	Certificate of Incorporation of BTHC VIII, Inc. [incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form 10-SB filed on September 21, 2006]
3.2	Certificate of Merger of BTHC VIII, LLC into the Company [incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10-SB filed on September 21, 2006]
3.3	Certificate of Amendment of Certificate of Incorporation [incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 16, 2007]
3.4	Bylaws of BTHC VIII, Inc. [incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form 10-SB filed on September 21, 2006]
3.5	Articles of Incorporation of THT Heat Transfer Technology, Inc. [incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 4, 2009]
3.6	Bylaws of THT Heat Transfer Technology, Inc. [incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 4, 2009]
4.1	Cancellation Agreement, dated June 30, 2009, by and between the Company (formerly BTHC VIII, Inc.) and Gerald Pascale [incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
4.2	Form of Registration Rights Agreement [incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.1	Commission Loan Agreement (English translation), dated July 24, 2008, by and among Siping Juyuan, Siping City Fu Guo Investment and Development Co., Ltd. and Siping City Credit Association Union [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.2	Loan Agreement (English translation), dated September 27, 2008, by and between Siping Juyuan and the Siping Branch of the Agriculture Bank of China [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.3	Loan Agreement (English translation) , dated September 27, 2007, by and between Siping Juyuan and the Siping Branch of the Agriculture Bank of China. [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.4	Maximum Amount Mortgage Agreement (English translation), dated September 27, 2007, by and among Siping Juyuan, Siping City Ju Yuan Heat Exchange Equipment Co., Ltd , Siping City Ju Yuan Han Yang Pressure Vessel Co., Ltd. and the Siping Branch of the Agriculture Bank of China [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.5	Form of Labor Contract (English translation) for contracts signed before January 1, 2008 [incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.6	Form of Non-Disclosure Agreement (English translation) for agreements signed before January 1, 2008 [incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.7	Form Labor Contract (English translation) for contracts signed after January 1, 2008, by and between Siping Juyuan and its employees [incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on July 7, 2009]

Exhibit
No.	Description
10.8	Form of Supplementary Agreement to Labor Contract (English translation) [incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.9	Independent Director Agreement, dated as of September 25, 2009, by and between BTHC VIII, Inc. and Wenquan Tao [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.10	Independent Director Agreement, dated as of September 25, 2009, by and between BTHC VIII, Inc. and William Haus [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.11	Independent Director Agreement, dated as of September 25, 2009, by and between BTHC VIII, Inc. and To Tsang [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.12	Indemnification Agreement, dated as of September 25, 2009, by and between the Company and Wenquan Tao [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.13	Indemnification Agreement, dated as of September 25, 2009, by and between the Company and William Haus [incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.14	Indemnification Agreement, dated as of September 25, 2009, by and between the Company and To Tsang [incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.15	Form of Securities Purchase Agreement [incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.16	Form of Lockup Agreement [incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.17	Form of Make Good Escrow Agreement [incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.18	Form of Right of Co-Sale Agreement [incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.19	Form of Closing Escrow Agreement [incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
14.1	Code of Ethics of the Company (formerly BTHC VIII, Inc.) [incorporated herein by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
16.1	Letter from SW Hatfield CPA regarding change in certifying accountant [incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
21*	Subsidiaries of the Company
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter [incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
99.2	Compensation Committee Charter [incorporated herein by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
99.3	Governance and Nominating Committee Charter [incorporated herein by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THT HEAT TRANSFER
TECHNOLOGY, INC.

March 28, 2011	By :/s/ Guohong Zhao
(Date Signed)	Guohong Zhao, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Guohong Zhao and Jianjun He as attorney-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Guohong Zhao	President, Director and Chief Executive Officer (Principal Executive Officer)	March 28, 2011
Guohong Zhao

/s/ Jianjun He	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2011
Jianjun He

/s/ To Tsang	Director	March 28, 2011
To Tsang

/s/ William Haus	Director	March 28, 2011
William Haus

/s/ Wenquan Tao	Director	March 28, 2011
Wenquan Tao

/s/ Fucai Zhan	Vice President of R&D and Director	March 28, 2011
Fucai Zhan

THT Heat Transfer Technology, Inc.

Consolidated Financial Statements
For the year ended December 31, 2010
(Stated in US dollars)

THT Heat Transfer Technology, Inc.
Consolidated Financial Statements
For the year ended December 31, 2010
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
THT Heat Transfer Technology, Inc.

We have audited the accompanying consolidated balance sheets of THT Heat Transfer Technology, Inc. (the “Company”) and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong, China
March 28, 2011

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$18,438,430	$5,379,627
Restricted cash - Note 4	1,677,566	1,376,114
Counter guarantee receivable - Note 13	212,372	-
Trade receivables, net - Note 5	25,651,880	14,882,408
Bills receivable	469,161	487,803
Other receivables, prepayments and deposits, net - Note 6	6,197,565	6,312,268
Inventories, net - Note 7	13,705,690	10,158,203
Deferred tax assets - Note 8	163,239	96,858

Total current assets	66,515,903	38,693,281
Retention receivable - Note 3	1,409,057	795,144
Counter guarantee receivable - Note 13	-	204,762
Property, plant and equipment, net - Note 9	6,797,947	6,416,112
Land use rights - Note 10	1,005,428	990,181

TOTAL ASSETS	$75,728,335	$47,099,480

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$2,803,874	$1,900,599
Other payables and accrued expenses - Note 11	13,364,671	12,634,290
Income tax payable	1,380,979	474,492
Short-term bank loans - Note 12	10,618,610	5,850,348
Current maturities of long-term loan - Note 13	1,668,639	1,755,104

Total current liabilities	29,836,773	22,614,833
Long-term loan - Note 13	-	1,608,846

TOTAL LIABILITIES	29,836,773	24,223,679

COMMITMENTS AND CONTINGENCIES - Note 21

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share
Authorized 10,000,000 shares, none issued and outstanding
Common stock : par value $0.001 per share - Note 14
Authorized 190,000,000 shares in 2010 and 2009; issued and outstanding 20,453,500 shares in 2010 and 16,000,000 shares in 2009	20,454	16,000
Additional paid-in capital	27,396,455	14,010,700
Statutory reserve - Note 15	1,902,632	863,304
Accumulated other comprehensive income	1,961,950	718,884
Retained earnings	14,671,962	7,025,634

Total THT Heat Transfer Technology Inc. stockholders’ equity	45,953,453	22,634,522
Noncontrolling interests	(61,891)	241,279

TOTAL EQUITY	45,891,562	22,875,801

TOTAL LIABILITIES AND EQUITY	$75,728,335	$47,099,480

See the accompanying notes to consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Year ended December 31,
	2010	2009

Sales revenue - Note 22	$50,245,929	$34,890,853
Cost of sales	(28,550,685)	(19,967,695)

Gross profit	21,695,244	14,923,158

Operating expenses
Administrative expenses	4,359,595	3,064,790
Research and development expenses	1,151,948	1,096,285
Selling expenses	6,602,622	5,782,045

	12,114,165	9,943,120

Income from operations	9,581,079	4,980,038
Interest income	14,238	16,672
Other income - Note 16	984,851	491,557
Finance costs - Note 17	(699,646)	(681,355)

Income before income taxes and noncontrolling interests	9,880,522	4,806,912
Income taxes - Note 8	(1,498,442)	(663,991)

Net income before noncontrolling interests	8,382,080	4,142,921
Net loss attributable to noncontrolling interests - Note 3	303,576	76,615

Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$8,685,656	$4,219,536

Net income before noncontrolling interests	$8,382,080	$4,142,921
Other comprehensive income (loss)
Foreign currency translation adjustments	1,243,472	(54,116)

Comprehensive income	9,625,552	4,088,805
Comprehensive loss attributable to noncontrolling interests	303,170	77,615

Comprehensive income attributable to THT Heat Transfer
Technology, Inc. common stockholders	$9,928,722	$4,166,420

Earnings per share attributable to THT Heat Transfer Technology,
Inc. common stockholders - Note 18
- Basic and diluted	$0.53	$0.27

Weighted average number of shares outstanding
- Basic and diluted	16,305,034	15,408,219

See the accompanying notes to consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Equity
(Stated in US Dollars)

	THT Heat Transfer Technology Inc. stockholders
					Accumulated
			Additional		other
	Common stock		paid-in	Statutory	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	reserve	income	earnings	interests	Total

Balance, January 1, 2009	14,800,000	$14,800	$14,010,900	$429,938	$772,000	$3,239,464	$318,894	$18,785,996
Recapitalization	1,200,000	1,200	(200)	-	-	-	-	1,000
Net income (loss)	-	-	-	-	-	4,219,536	(76,615)	4,142,921
Foreign currency translation adjustments	-	-	-	-	(53,116)	-	(1,000)	(54,116)
Appropriation to reserves	-	-	-	433,366	-	(433,366)	-	-

Balance, December 31, 2009	16,000,000	16,000	14,010,700	863,304	718,884	7,025,634	241,279	22,875,801
Common stock issued for private placement, net of issuance costs - Note 14	4,453,500	4,454	12,745,755	-	-	-	-	12,750,209
Inducement to private placement - Note 19	-	-	640,000	-	-	-	-	640,000
Net income (loss)	-	-	-	-	-	8,685,656	(303,576)	8,382,080
Foreign currency translation adjustments	-	-	-	-	1,243,066	-	406	1,243,472
Appropriation to reserves	-	-	-	1,039,328	-	(1,039,328)	-	-

Balance, December 31, 2010	20,453,500	$20,454	$27,396,455	$1,902,632	$1,961,950	$14,671,962	$(61,891)	$45,891,562

See the accompanying notes to consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2010	2009
Cash flows from operating activities
Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$8,685,656	$4,219,536
Adjustments to reconcile net income attributable to THT Heat Transfer Technology, Inc. common stockholders to net cash used in operating activities :-
Depreciation and amortization	850,964	762,804
Gain on disposal of property, plant and equipment	(754)	(60,753)
Deferred taxes	(61,060)	15,435
Allowance for doubtful accounts	712,826	244,526
Allowance for obsolete inventories	-	17,836
Noncontrolling interests	(303,576)	(76,615)
Changes in operating assets and liabilities :-
Restricted cash	(243,444)	-
Trade receivables	(10,648,991)	(8,230,212)
Bills receivable	35,763	41,631
Other receivables, prepayments and deposits	286,291	(4,190,219)
Inventories	(3,083,015)	603,612
Retention receivable	(568,334)	(570,582)
Trade payables	809,803	(481,493)
Other payables and accrued expenses	307,103	880,299
Income tax payable	864,475	573,051

Net cash flows used in operating activities	(2,356,293)	(6,251,144)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,032,429)	(1,323,041)
Proceeds from disposal of property, plant and equipment	10,327	73,967

Net cash flows used in investing activities	(1,022,102)	(1,249,074)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	13,390,209	-
Proceeds from bank loans	10,327,378	7,309,001
Repayment of bank loans	(5,901,359)	(5,864,742)
Repayment of long-term loan	(1,770,408)	(584,720)
Decrease in restricted cash	-	212,818
Decrease in bills payable	-	(730,900)
Cash acquired from reverse acquisition	-	1,000

Net cash flows provided by financing activities	16,045,820	342,457

Effect of foreign currency translation on cash and cash equivalents	391,378	(41,699)

Net increase (decrease) in cash and cash equivalents	13,058,803	(7,199,460)
Cash and cash equivalents - beginning of year	5,379,627	12,579,087

Cash and cash equivalents - end of year	$18,438,430	$5,379,627

Supplemental disclosures for cash flow information
Cash paid for :-
Interest	$549,409	$517,427
Income taxes	$823,959	$75,490

Non-cash investing and financing transactions:
Issue of 14,800,000 shares of common stock for reverse acquisition	$-	$14,800
Warrants issued to the financial advisor in connection with the private placement	$396,939	$-

See accompanying notes to consolidated financial statements

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information

THT Heat Transfer Technology, Inc. (the “Company” or “THT” or the “Surviving Corporation”) is the surviving corporation pursuant to the Reincorporation Merger as detailed below. The Company’s shares are quoted for trading on the Nasdaq Global Market in the United States.

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

Also on June 30, 2009, Wisetop entered into separate option agreements with the other original stockholders of Siping Juyuan, pursuant to which such stockholders were granted options, exercisable after 90 days, to purchase an aggregate of 10,240,786 shares of the Company’s common stock owned by Wisetop at total exercise price of $7,291,440. The stockholders exercised these options on December 17, 2010.

After Mr. Zhao exercises the above option, he together with the other original stockholders will be the Company’s controlling stockholders holding 92.5% equity interest.

On November 30, 2010, Juyuan Heat Equipment (Tianjin) Co., Ltd. (“Tianjin Juyuan”) was established in the PRC, of which Siping Juyuan and Mr. Zhao contributed $1,467,555 and $37,630 respectively to its registered capital, representing 99.5% and 0.5% equity interest in Tianjin Juyuan respectively. Tianjin Juyuan has no business activity yet and is planning to be engaged in manufacturing and trading of plate heat exchangers and various related products.

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

Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, inventories and deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment. Actual results could differ from those estimates.

Noncontrolling interest

Noncontrolling interest on the consolidated balance sheets is resulted from the consolidation of 75% and 99.5% owned subsidiaries, Beijing Juyuan and Tianjin Juyuan, respectively.

Noncontrolling interest on the consolidated statements of income and comprehensive income represents the minority stockholders’ proportionate share of the net losses of Beijing Juyuan and Tianjin Juyuan.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of December 31, 2010 and 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the years ended December 31, 2010 and 2009, the Company did not have any customers which contributed 10% or more to the Company’s sales revenue.

As of December 31, 2010 and 2009, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2010 and 2009, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in United States dollars (“USD”).

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

Retention receivable

Retention receivable is the amount withheld by a customer until the warranty period is over. Retention receivables which were expected to be collected within one year of $3,737,059 and $1,232,917 were included in the balance of trade receivable as of December 31, 2010 and 2009, respectively. Retention receivables which were expected to be collected after one year of $1,409,057 and $795,144 were presented separately as non-current assets.

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

	Estimated useful lives	Residual value

Buildings	20 years		5%
Plant and machinery	6 years		5%
Office equipment	2 - 5 years	Nil -	5%
Motor vehicles	3 - 5 years		5%

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company did not identify any indicators that would require testing for impairment.

Government grants

The government grant is recognized in the consolidated statements of income and comprehensive income when the relevant performance criteria are met. Grants applicable to purchase of property, plant and equipment and/or encourage research and development activities are credited to deferred income upon receipt and are amortized over the life of depreciable assets.

During the year ended December 31, 2010, the Company recorded government grant income of $336,908. The grants were received to reward the Company’s successful listing in overseas market ($295,068), to subsidize the expenses incurred by the Company in prior years for constructing its new plant and facilities ($34,463) and to reward the Company’s contributions to the economy of Siping City ($7,377).

During the year ended December 31, 2009, the Company recorded government grant income of $116,944, which was received to subsidize the expenses incurred by the Company in prior years for constructing its new plant and facilities.

Revenue recognition

Revenue from sales of the Company’s products is recognized when products are delivered and customer acceptance is made, the sales price is fixed or determinable, no other significant obligations of the Company exist and collection is reasonably assured.

There were no sales returns and allowances for the years ended December 31, 2010 and 2009. The Company does not provide unconditional right of return, prices protection or any other concessions to its customers. Generally, the Company provides free after-sale service for a period ranging from half year to 1 year. After-sale expense was $15,369 and $16,577 for the years ended December 31, 2010 and 2009 respectively.

Cost of sales

Cost of sales consists primarily of materials costs, freight charges, purchasing and receiving costs, inspection costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of sales if any.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Administrative expenses

Administrative expenses consist primarily of rent paid, office expenses, entertainment, traveling expenses, staff welfare, consumables, labor protection and salaries and wages which are incurred at the administrative level.

Rental expenses under operating leases were $82,461 and $65,999 for the years ended December 31, 2010 and 2009 respectively.

Selling expenses

Selling expenses consist primarily of advertising, salaries and transportation costs incurred during the selling activities.

Advertising, transportation, research and development expenses

Advertising, transportation, research and development expenses are charged to expense as incurred.

Advertising expenses amounting to $2,390 and $877 for the years ended December 31, 2010 and 2009 respectively are included in selling expenses.

Transportation expenses amounting to $873,701 and $808,112 for the years ended December 31, 2010 and 2009 respectively are included in selling expenses.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2010 and 2009, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

Foreign currency translation

The functional currencies of the Company and its subsidiaries include USD and RMB. The Company and its subsidiaries maintain their financial statements in their respective functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income or loss for the respective periods.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Foreign currency translation (cont’d)

For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into USD. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulated other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2010 and 2009 were RMB1 for $0.1517 and $0.1463 respectively. The average exchange rates for the years ended December 31, 2010 and 2009 were RMB1 for $0.1475 and $0.1462 respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to US$ after the balance sheet date.

Fair value of financial instruments

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.

As of December 31, 2010, the carrying amounts of the Company’s financial assets and liabilities (including the current maturity of long-term loan) approximated their fair values due to short maturities or the applicable interest rates approximate the current market rates. As of December 31, 2009, the fair value of the Company’s long-term loan was $3,442,357 (carrying amount : $3,363,950). The fair value was estimated using discounted cash flow analysis, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

Stock-based compensation

The Company adopted the provisions of ASC 718 which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC 718 also requires measurement of cost of a liability-classified award based on its current fair value.

Basic and diluted earnings per share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to the Company’s common stockholders by the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to the Company’s common stockholders by the sum of the weighted average number of common stock outstanding and dilutive potential common stock during the period.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

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

4.	Restricted cash

	As of December 31,
	2010	2009

Bank deposits held as collateral for performance bonds issued by the banks to customers	$1,677,566	$1,376,114

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

5.	Trade receivables, net

	As of December 31,
	2010	2009

Trade receivables	$27,005,255	$15,480,623
Allowance for doubtful accounts	(1,353,375)	(598,215)

	$25,651,880	$14,882,408

As of December 31, 2010 and 2009, the Company’s trade receivables of $5,922,542 and $Nil, respectively, were pledged as collateral under certain loan arrangements (Note 12).

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.	Trade receivables, net (Cont’d)

An analysis of the allowance for doubtful accounts for the years ended December 31, 2010 and 2009 is as follows :-

	Year ended December 31,
	2010	2009

Balance at beginning of year	$598,215	$422,560
Addition of bad debt expense, net	712,826	176,831
Translation adjustments	42,334	(1,176)

Balance at end of year	$1,353,375	$598,215

6.	Other receivables, prepayments and deposits

	As of December 31,
	2010	2009

Advances to staff	$689,392	$384,060
Deposits for public bid	897,729	503,860
Prepayments to suppliers	4,511,729	5,149,200
Other receivables	168,964	342,880

	6,267,814	6,380,000
Allowance for doubtful accounts	(70,249)	(67,732)

	$6,197,565	$6,312,268

The advances to staff mainly represent advances for handling selling and logistic activities for the Company in the ordinary course of business.

No further allowance for doubtful accounts was provided during the current year. Allowance of $67,695 was charged to the consolidated statement of income and comprehensive income during the year ended December 31, 2009.

7.	Inventories

	As of December 31,
	2010	2009

Raw materials	$3,065,946	$2,517,879
Work-in-progress	10,658,253	7,647,868
Finished goods	-	10,301

	13,724,199	10,176,048
Allowance for obsolete inventories	(18,509)	(17,845)

	$13,705,690	$10,158,203

No further allowance for obsolete inventories was provided during the current year. Allowance of $17,836 was charged to the consolidated statement of income and comprehensive income during the year ended December 31, 2009.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2010 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

HK

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong profits tax has been made as Star Wealth had no taxable income during the reporting periods.

PRC

Siping Juyuan, Beijing Juyuan and Tianjin Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan, being a Sino-foreign joint venture enterprise, is entitled to two years’ EIT exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in the fiscal year 2008 and Beijing Juyuan was subject to EIT at the rate of 12.5% and 0% during the years ended December 31, 2010 and 2009 respectively.

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan refund of value-added tax paid during the reporting periods (Note 16).

The components of the provision for income taxes are :-

	Year ended December 31,
	2010	2009

Current taxes	$1,559,502	$648,556
Deferred taxes	(61,060)	15,435

	$1,498,442	$663,991

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	Income taxes (Cont’d)

The effective income tax expense differs from the PRC statutory income tax rate of 25% for the years ended December 31, 2010 and 2009 as follows :-

	Year ended December 31,
	2010	2009

Provision for income taxes at applicable tax rate	$2,470,131	$1,201,728
Non-taxable items for tax	(309,887)	(107,366)
Non-deductible items for tax	184,342	155,961
Additional deduction from tax bureau on research and development expenses and salary for disabled workers	(188,005)	(172,798)
Preferential Tax Rate	(811,901)	(413,534)
Valuation allowance	153,762	-

Income tax expense	$1,498,442	$663,991

The amount of benefit from Preferential Tax Rate was $811,901 and $413,534 for the years ended December 31, 2010 and 2009, respectively, and the effect on earnings per share was $0.05 and $0.03, respectively.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2010 and 2009.

Deferred tax assets as of December 31, 2010 and 2009 are composed of the following :-

	As of December 31,
	2010	2009
Short-term
Allowance for doubtful accounts	$160,463	$94,181
Allowance for obsolete inventories	2,776	2,677

	163,239	96,858
Long-term
Net operating loss carried forward	158,098	-
Valuation allowances	(158,098)	-

	-	-

Total deferred tax assets	$163,239	$96,858

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets as of December 31, 2010 and 2009 are more likely than not to be realized, except for the deferred tax assets relating to the net operating loss carried forward incurred by a subsidiary.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

9.	Property, plant and equipment, net

	As of December 31,
	2010	2009
Cost :-
Buildings	$3,847,047	$3,535,590
Plant and machinery	3,239,819	2,975,905
Office equipment	612,154	382,851
Motor vehicles	318,934	274,265

	8,017,954	7,168,611
Accumulated depreciation	(2,761,361)	(1,861,540)
Construction in progress	1,541,354	1,109,041

Net	$6,797,947	$6,416,112

During the reporting periods, depreciation is included in :-

	Year ended December 31,
	2010	2009

Cost of sales and overheads of inventories	$381,155	$336,554
Research and development expenses	272,169	187,123
Administrative expenses	176,678	218,302
	$830,002	$741,979

As of December 31, 2010 and 2009, property, plant and equipment with net book values of $2,931,629 and $2,972,439, respectively, were pledged as collateral under certain loan arrangements (Note 12).

During the year ended December 31, 2010, property, plant and equipment with net book value of $9,573 were disposed of at a consideration of $10,327, resulting in a gain of $754. During the year ended December 31, 2009, property, plant and equipment with net book value of $13,214 were disposed of at a consideration of $73,967, resulting in a gain of $60,753.

10.	Land use rights

	As of December 31,
	2010	2009

Land use rights	$1,068,589	$1,030,298
Accumulated amortization	(63,161)	(40,117)

	$1,005,428	$990,181

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of December 31, 2010 and 2009, the land use rights were pledged as collateral under certain loan arrangements (Note 12).

During the years ended December 31, 2010 and 2009, amortization amounted to $20,962 and $20,825 respectively. The estimated amortization expense for each of the five succeeding years from 2010 is approximately $21,000 each year.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

11.	Other payables and accrued expenses

	As of December 31,
	2010	2009

Accrued audit fee	$71,840	$70,000
Receipt in advance from customers	7,896,814	8,453,347
Pension payable	546,436	281,381
Salaries payable	283,300	225,092
Other payables and accrued expenses	4,566,281	3,604,470

	$13,364,671	$12,634,290

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Included in other payables as of December 31, 2010 and 2009 was an amount of $2,243,561 and $1,721,465 respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project. The project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

12.	Short-term bank loans

	As of December 31,
	2010	2009

Secured bank loans	$7,584,721	$2,925,174
Unsecured bank loans	3,033,889	2,925,174

	$10,618,610	$5,850,348

All bank loans are repayable within one year and carry annual interest at 100% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”) or at a fixed rate of 5.56% per annum.

The secured bank loans were secured by the following assets of the Company :-

	As of December 31,
	2010	2009

Trade receivables (Note 5)	5,922,542	$-
Property, plant and equipment (Note 9)	2,931,629	2,972,439
Land use rights (Note 10)	1,005,428	990,181

	$9,859,599	$3,962,620

The unsecured bank loans as of December 31, 2010 and 2009 were guaranteed by Mr. Zhao and a non-related party who did not receive any compensation for acting as guarantors for the Company.

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

The Company paid a counter guarantee of $212,372 and $204,762 as of December 31, 2010 and 2009, respectively, to the third party.

The outstanding principal balance of the long-term loan as of December 31, 2010 will mature prior to the year ending December 31, 2011.

14.	Common stock

On November 2, 2010, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several accredited investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors 4,453,500 shares of the Company’s common stock, representing approximately 21.8% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of approximately $14,251,200, or $3.20 per share (the “Placement Price”). Before the deduction of fair value of the escrow arrangement (Note 19), the Company received approximately $13,390,000 in net proceeds after deducting the issuance costs.

In connection with the offering of shares under the private placement, 222,675 warrants were issued to the financial advisor on December 7, 2010, as partial compensation for services, to purchase an aggregate of 222,675 shares of common stock of the Company, representing 5% of the offered shares. The warrants have a term of three years and are exercisable from the first anniversary of the issuance and have an exercise price of $3.84. The fair value of these warrants was $396,939 and they were outstanding as of December 31, 2010.

In connection with its entry into the Securities Purchase Agreement, the Company also entered into a make good escrow arrangement with Wisetop, the Investors and other parties, details of which are set out in note 19 to the consolidated financial statements.

15.	Statutory reserve

The statutory reserve in the consolidated balance sheets comprises Siping Juyuan’s statutory reserve. In accordance with the relevant laws and regulations of the PRC, each of Siping Juyuan, Beijing Juyuan and Tianjin Juyuan is required to set aside at least 10% of their respective after-tax net profits each year determined in accordance with PRC GAAP and if any, to fund the statutory reserve until the balance of the reserve reaches 50% of their respective registered capital. The statutory reserve is not distributable in the form of cash dividends and can be used to make up cumulative prior year losses.

Beijing Juyuan and Tianjin Juyuan did not make any appropriation to statutory reserve as they incurred losses for the years.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

16.	Other income	Year ended December 31,
		2010	2009

	Refund of value-added tax under Tax Concession	$294,331	$312,521
	Sales of scrapped materials	295,812	-
	Government grants	336,908	116,944
	Other income	57,800	62,092

		$984,851	$491,557

17.	Finance costs	Year ended December 31,
		2010	2009

	Interest expense	$550,258	$517,427
	Bank charges and net exchange loss	149,388	163,928

		$699,646	$681,355

18.	Earnings per share

The basic earnings per share is calculated using the net income attributable to the Company’s common stockholders and the weighted average number of shares outstanding during the reporting periods. All share and per share data reflects the recapitalization as if it occurred as of the beginning of the first period presented.

As of December 31, 2010, the warrant shares issued to the financial advisor were outstanding and anti-dilutive. There were no dilutive instruments as of December 31, 2009. Accordingly, the basic and diluted earnings per share are the same for both the reporting periods.

19.	Make good escrow agreement

In connection with its entry into the Securities Purchase Agreement, on November 2, 2010, the Company entered into a make good escrow agreement (the “Make Good Escrow Agreement”) with Wisetop (the “Pledgor”), the Investors, Infinity I-China Fund (Cayman) L.P. and the escrow agent, pursuant to which the Pledgor agreed to certain “make good” provisions in the event that the Company does not meet certain income thresholds for fiscal years 2010 and/or 2011. Pursuant to the Make Good Escrow Agreement, the Pledgor established an escrow account and delivered to the escrow agent certificates evidencing 2,000,000 shares of the Company’s common stock held by the Pledgor (the “Escrow Shares”) along with blank stock powers, to be held for the benefit of the Investors.

If the Company fails to report After Tax Net Income (“ATNI”) reported in the Annual Report of at least $8 million (the “2010 Guaranteed ATNI”) under U.S. GAAP for the fiscal year ended December 31, 2010, as filed with the Securities Exchange Commission (the “SEC”) on Form 10-K, the escrow agent shall transfer the 2010 Make Good Shares to the Investors on a pro rata basis for no consideration other than payment of their respective investment amount paid to the Company at the closing of the private placement (the "Closing") and without any need for action or notice by or on behalf of any investor. The 2010 Make Good Shares are calculated based on the following formula, as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions: ((2010 Guaranteed ATNI - 2010 audited ATNI)/$8 million) multiplied by 50% of the Escrow Shares.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

19.	Make good escrow agreement (Cont’d)

If the Company fails to report ATNI reported in the Annual Report of at least $12 million (the “2011 Guaranteed ATNI”) under U.S. GAAP for the fiscal year ending December 31, 2011, as filed with the SEC on Form 10-K, the escrow agent shall transfer the 2011 Make Good Shares to the Investors on a pro rata basis for no consideration other than payment of their respective investment amount paid to the Company at the Closing and without any need for action or notice by or on behalf of any investor. The 2011 Make Good Shares are calculated based on the following formula, as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions: ((2011 Guaranteed ATNI - 2011 audited ATNI)/$12 million) multiplied by 50% of the Escrow Shares.

If prior to the second anniversary of the filing of either of the 2010 Annual Report or 2011 Annual Report (as applicable), the Company or their auditors report or recognize that the financial statements contained in such report are subject to amendment or restatement such that the Company would recognize or report adjusted ATNI of less than either of the 2010 Guaranteed ATNI or the 2011 Guaranteed ATNI (as applicable), then notwithstanding any prior return of 2010 Make Good Shares and 2011 Make Good Shares to the Pledgor, the Pledgor shall , within 10 business days following the earlier of the filing of such amendment or restatement or recognition, deliver the relevant 2010 Make Good Shares and 2011 Make Good Shares to the Investors without any further action on the part of the Investors.

If the 2010 audited ATNI is equal to or greater than the 2010 Guaranteed ATNI, no transfer of the 2010 Make Good Shares shall be required by the Pledgor to the Investors and 50% of the Escrow Shares shall be promptly returned to the Pledgor without the need of any approval or consent thereto by any investor. The remaining 50% of the Escrow Shares shall continue to be held in escrow by the escrow agent. If the 2011 audited ATNI is equal to or greater than the 2011 Guaranteed ATNI, no transfer of the 2011 Make Good Shares shall be required by the Pledgor to the Investors and the remaining 50% of the Escrow Shares shall be promptly returned to the Pledgor without the need of any approval or consent thereto by any investor.

Pursuant to ASC 718-10-S99-2, the SEC staff generally believes that escrow arrangement, which is in substance an inducement made to facilitate the transaction on behalf of the issuer, should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities. The Company considers the aforementioned escrow arrangement as an inducement to facilitate the private placement on behalf of the Company rather than as compensatory and accordingly, adopted ASC 718-10-S99-2 to recognize this arrangement. The management estimated the probability of the Company not achieving the 2010 Guaranteed ATNI and 2011 Guaranteed ATNI to be 10% (the “Probability %”) and calculated the fair value of the escrow arrangement with reference to the Probability % and the Placement Price. The calculated fair value of $640,000 was deducted from the placement proceeds with a corresponding credit in additional paid-in capital, resulting in no net change in the Company’s equity.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

20.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $232,939 and $124,679 for the years ended December 31, 2010, and 2009, respectively.

21.	Commitments and contingencies

Capital commitment

As of December 31, 2010 and 2009, the Company had capital commitments amounting to $447,210 and $551,304 respectively, in respect of the construction of the Company’s campus and factory that were contracted for but not provided in the consolidated financial statements.

Contingencies

As of December 31, 2010 and 2009, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

In accordance with ASC 450 “Contingencies”, the Company records a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of December 31, 2010 and 2009 respectively. The Company believes that a reasonable estimate of the possible loss range from $Nil to approximately $1,681,000 as of December 31, 2010 (2009: from $Nil to approximately $1,621,000).

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

22.	Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”. The Company’s sales revenues by products for the years ended December 31, 2010 and 2009 were as follows :-

	Year ended December 31,
	2010	%	2009	%

Plate heat exchanger	$27,022,806	54	$21,928,639	63
Heat exchange unit	14,299,218	28	5,783,854	17
Air-cooled heat exchanger	4,018,987	8	674,677	2
Shell-and-tube heat exchanger	2,529,491	5	4,217,761	12
Others	2,375,427	5	2,285,922	6

	$50,245,929	100	$34,890,853	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

23.	Related party transactions

Apart from the transactions as disclosed in note 12 to the consolidated financial statements, the Company had no other material transactions carried out with its related parties during the reporting periods.

24.	Subsequent events

The Company has evaluated all events or transactions that occurred through the date the consolidated financial statements were issued, and has determined that there were no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

Exhibit Index

Exhibit
No.	Description
2.1	Share Exchange Agreement, dated as of June 30, 2009, by and among the Company, Megaway International Holdings Limited and its sole shareholder. [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
2.2	Share Exchange Agreement, dated as of February 12, 2009, by and among the Company, Sino- America Ventures, Inc. and its shareholders [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009]
2.3	First Amended Joint Plan of Reorganization dated September 29, 2004 [incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10-SB filed on September 21, 2006]
2.4	Order Confirming First Amended Joint Plan of Reorganization dated November 29, 2004 [incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form 10 filed on September 21, 2006]
2.5	Agreement and Plan of Merger, dated as of November 24, 2009, between BTHC VIII, Inc. and THT Heat Transfer Technology, Inc. [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 4, 2009]
3.1	Certificate of Incorporation of BTHC VIII, Inc. [incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form 10-SB filed on September 21, 2006]
3.2	Certificate of Merger of BTHC VIII, LLC into the Company [incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10-SB filed on September 21, 2006]
3.3	Certificate of Amendment of Certificate of Incorporation [incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 16, 2007]
3.4	Bylaws of BTHC VIII, Inc. [incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form 10-SB filed on September 21, 2006]
3.5	Articles of Incorporation of THT Heat Transfer Technology, Inc. [incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 4, 2009]
3.6	Bylaws of THT Heat Transfer Technology, Inc. [incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 4, 2009]
4.1	Cancellation Agreement, dated June 30, 2009, by and between the Company (formerly BTHC VIII, Inc.) and Gerald Pascale [incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
4.2	Form of Registration Rights Agreement [incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.1	Commission Loan Agreement (English translation), dated July 24, 2008, by and among Siping Juyuan, Siping City Fu Guo Investment and Development Co., Ltd. and Siping City Credit Association Union [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.2	Loan Agreement (English translation), dated September 27, 2008, by and between Siping Juyuan and the Siping Branch of the Agriculture Bank of China [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.3	Loan Agreement (English translation) , dated September 27, 2007, by and between Siping Juyuan and the Siping Branch of the Agriculture Bank of China. [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.4	Maximum Amount Mortgage Agreement (English translation), dated September 27, 2007, by and among Siping Juyuan, Siping City Ju Yuan Heat Exchange Equipment Co., Ltd , Siping City Ju Yuan Han Yang Pressure Vessel Co., Ltd. and the Siping Branch of the Agriculture Bank of China [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.5	Form of Labor Contract (English translation) for contracts signed before January 1, 2008 [incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.6	Form of Non-Disclosure Agreement (English translation) for agreements signed before January 1, 2008 [incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.7	Form Labor Contract (English translation) for contracts signed after January 1, 2008, by and between Siping Juyuan and its employees [incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on July 7, 2009]

Exhibit
No.	Description
10.8	Form of Supplementary Agreement to Labor Contract (English translation) [incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.9	Independent Director Agreement, dated as of September 25, 2009, by and between BTHC VIII, Inc. and Wenquan Tao [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.10	Independent Director Agreement, dated as of September 25, 2009, by and between BTHC VIII, Inc. and William Haus [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.11	Independent Director Agreement, dated as of September 25, 2009, by and between BTHC VIII, Inc. and To Tsang [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.12	Indemnification Agreement, dated as of September 25, 2009, by and between the Company and Wenquan Tao [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.13	Indemnification Agreement, dated as of September 25, 2009, by and between the Company and William Haus [incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.14	Indemnification Agreement, dated as of September 25, 2009, by and between the Company and To Tsang [incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.15	Form of Securities Purchase Agreement [incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.16	Form of Lockup Agreement [incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.17	Form of Make Good Escrow Agreement [incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.18	Form of Right of Co-Sale Agreement [incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.19	Form of Closing Escrow Agreement [incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
14.1	Code of Ethics of the Company (formerly BTHC VIII, Inc.) [incorporated herein by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
16.1	Letter from SW Hatfield CPA regarding change in certifying accountant [incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
21*	Subsidiaries of the Company
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter [incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
99.2	Compensation Committee Charter [incorporated herein by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
99.3	Governance and Nominating Committee Charter [incorporated herein by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

*Filed herewith