Form 10-Q
period 2011-03-31
THT Heat Transfer Technology, Inc.
filed 2011-05-16
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ____________

Commission File Number: 001-34812

THT HEAT TRANSFER TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5463509
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

THT Industrial Park,
No. 5 Nanhuan Road, Tiexi District Siping,
Jilin Province 136000
People’s Republic of China
(Address of principal executive offices, Zip Code)

86-434-3265241
(Registrant’s telephone number, including area code)

__________________________________________________________________
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

Yes   [X]           No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]            No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	(Removed and Reserved)	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Page(s)
Financial Statements
Condensed Consolidated Statements of Income and Comprehensive Income	1
Condensed Consolidated Balance Sheets	2-3
Condensed Consolidated Statements of Cash Flows	4-5
Notes to Condensed Consolidated Financial Statements	6-20

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2011 and 2010
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2011	2010
Sales revenue	$14,052,920	$10,129,289
Cost of sales	(8,010,229)	(5,882,890)
Gross profit	6,042,691	4,246,399
Operating expenses
Administrative expenses	712,931	779,344
Research and development expenses	347,489	173,453
Selling expenses	1,699,863	1,497,856
	2,760,283	2,450,653
Income from operations	3,282,408	1,795,746
Interest income	13,886	4,550
Other income - Note 15	4,757	85,604
Finance costs - Note 16	(192,597)	(131,809)
Income before income taxes	3,108,454	1,754,091
Income taxes - Note 8	(424,466)	(318,051)
Net income before noncontrolling interests	2,683,988	1,436,040
Net (income )/loss attributable to noncontrolling interests	(27,410)	63,386
Net income attributable to THT Heat Transfer Technology Inc.
common stockholders	$2,656,578	$1,499,426
Net income before noncontrolling interests	2,683,988	1,436,040
Other comprehensive income
Foreign currency translation adjustments	164,525	70,495
Comprehensive income	2,848,513	1,506,535
Comprehensive (income)/ loss attributable to noncontrolling interests	(27,282)	62,679
Comprehensive income attributable to THT Heat Transfer
Technology, Inc. common stockholders	$2,821,231	$1,569,214
Earnings per share attributable to THT Heat Transfer
Technology, Inc. common stockholders - Note 17
- Basic and diluted	$0.13	$0.09
Weighted average number of shares outstanding
- Basic and diluted	20,453,500	16,000,000

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)
	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	9,846,701	18,438,430
Restricted cash - Note 4	2,501,306	1,677,566
Trade receivables, net - Note 5	29,774,020	25,651,880
Counter guarantee receivable - Note 13	213,087	212,372
Bills receivable	555,010	469,161
Other receivables, prepayments and deposits, net - Note 6	10,741,545	6,197,565
Inventories, net - Note 7	10,678,729	13,705,690
Deferred tax assets	171,955	163,239
Total current assets	64,482,353	66,515,903
Retention receivable	1,816,438	1,409,057
Property, plant and equipment, net - Note 9	6,765,196	6,797,947
Land use rights - Note 10	1,003,404	1,005,428
Prepayment for land use rights - Note 10	1,165,157	-
TOTAL ASSETS	75,232,548	75,728,335

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)
	March 31,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES AND EQUITY
LIABILITIES
Current liabilities
Trade payables	1,843,861	2,803,874
Other payables and accrued expenses - Note 11	11,111,114	13,364,671
Income tax payable	1,208,918	1,380,979
Short-term bank loans - Note 12	10,654,328	10,618,610
Current maturities of long-term loan - Note 13	1,674,252	1,668,639
Total current liabilities	26,492,473	29,836,773
TOTAL LIABILITIES	26,492,473	29,836,773
COMMITMENTS AND CONTINGENCIES - Note 20
STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share Authorized 10,000,000 shares; none issued and outstanding
Common stock : par value $0.001 per share - Note 14 Authorized 190,000,000 shares; issued and outstanding 20,453,500 shares as of March 31, 2011 and December 31, 2010	20,454	20,454
Additional paid-in capital	27,396,455	27,396,455
Statutory reserve	2,235,113	1,902,632
Accumulated other comprehensive income	2,126,603	1,961,950
Retained earnings	16,996,059	14,671,962
Total THT Heat Transfer Technology, Inc. stockholders’ equity	48,774,684	45,953,453
Noncontrolling interests	(34,609)	(61,891)
TOTAL EQUITY	48,740,075	45,891,562
TOTAL LIABILITIES AND EQUITY	75,232,548	75,728,335

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(Unaudited)
(Stated in US Dollars)
	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$2,656,578	$1,499,426
Adjustments to reconcile net income attributable to THT Heat
Technology, Inc. common stockholders to net cash used
in operating activities:
Depreciation and amortization	225,807	205,703
Deferred taxes	(8,143)	1,737
Allowance for doubtful debts	(269,514)	-
Noncontrolling interests	27,410	(63,386)
Changes in operating assets and liabilities:
Trade receivables	(3,754,520)	(2,437,003)
Bills receivable	(84,024)	132,527
Other receivables, prepayments and deposits	(4,606,434)	(1,618,141)
Inventories	3,064,062	2,052,779
Retention receivable	(401,462)	433,360
Trade payables	(966,606)	(773,396)
Other payables and accrued expenses	(2,195,230)	(1,565,893)
Income tax payable	(176,189)	(263,505)
Net cash flows used in operating activities	(6,488,265)	(2,395,792)

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the three months ended March 31, 2011 and 2010
(Unaudited)
(Stated in US Dollars)
	Three months ended March 31,
	2011	2010
Cash flows from investing activities
Payment for land use right	(1,161,745)	-
Payments to acquire property, plant and equipment	(164,961)	(349,605)
Net cash flows used in investing activities	(1,326,706)	(349,605)
Cash flows from financing activities
Proceeds from bank loans	3,035,178	-
Repayment of bank loans	(3,035,178)	-
Increase in restricted cash	(815,701)	(111,343)
Net cash flows used in financing activities	(815,701)	(111,343)
Effect of foreign currency translation on cash and cash equivalents	38,943	16,244
Net decrease in cash and cash equivalents	(8,591,729)	(2,840,496)
Cash and cash equivalents - beginning of period	18,438,430	5,379,627
Cash and cash equivalents - end of period	$9,846,701	$2,539,131
Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$165,341	$128,405
Income taxes	$608,798	$579,819

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

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)
2.	Description of business (Cont’d)

Siping Juyuan was established in the PRC on May 31, 2006 following the division (the “Division”) of Siping City Juyuan Heat Exchange Equipment Co., Ltd. (“Old Juyuan Company”) into three companies, namely Siping Juyuan, Siping City Juyuan Heat Exchange Equipment Co., Ltd. (“New Juyuan Company”) and Siping City Juyuan Hanyang Pressure Vessels Co., Ltd (“Juyuan Hanyang Pressure Vessels”)

3.	Summary of significant accounting policies

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto for the year ended December 31, 2010 filed with the SEC in the Company’s Form 10-K on March 28, 2011.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of March 31, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentration of credit risk (cont’d)

During the reporting periods, customers representing 10% or more of the Company’s condensed consolidated sales revenue are:

	Three months ended
	March 31,
	(Unaudited)
	2011	2010
Customer A	$1,569,472	$-
Customer B	399,278	1,530,589
Customer C	-	1,403,382
	$1,968,750	$2,933,971

As of March 31, 2011 and December 31, 2010, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The carrying amounts of the Company’s financial assets and liabilities as of March 31, 2011 approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

Noncontrolling interests

Noncontrolling interest on the condensed consolidated balance sheets resulted from the consolidation of 75% and 99.5% owned subsidiaries, Beijing Juyuan and Tianjin Juyuan, respectively.

The schedule below illustrates the movements in the noncontrolling interests:

	Three months ended March 31,
	(Unaudited)
	2011	2010
Balance at beginning of period	$(61,891)	$241,279
Net income/(loss) attributable to noncontrolling interests	27,410	(63,386)
Foreign currency translation adjustments	(128)	707
Balance at end of period	$(34,609)	$178,600

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of ASU 2009-13 has no material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 has no material impact on the Company’s financial statements.

In April, 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) -Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force”. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal year, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of ASU 2010-13 has no material impact on the Company’s financial statements.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Restricted cash
		March 31,	December 31,
		2011	2010
		(Unaudited)
	Bank deposits held as collateral for performance bonds
	issued by the banks to customers	$2,501,306	$1,677,566

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

5.	Trade receivables, net
		March 31,	December 31,
		2011	2010
		(Unaudited)

	Trade receivables	$30,861,642	$27,005,255
	Less : Allowance for doubtful accounts	(1,087,622)	(1,353,375)
		$29,774,020	$25,651,880

As of March 31, 2011 and December 31, 2010, the Company’s trade receivables of $5,958,368 and $5,922,542, respectively, were pledged as collateral under certain loan arrangements (Note 12).

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2011 and year ended December 31, 2010 is as follows :-

		Three months ended
		(Unaudited)
		March 31,	March 31,
		2011	2010

	Balance at beginning of period	$1,353,375	$598,215
	Reversal of bad debt expense, net	(269,514)	-
	Translation adjustments	3,761	1,805
	Balance at end of period	$1,087,622	$600,020

6.	Other receivables, prepayments and deposits
		March 31,	December 31,
		2011	2010
		(Unaudited)

	Advances to staff	$2,061,606	$689,392
	Deposits for public bid	1,026,137	897,729
	Prepayments to suppliers	7,536,695	4,511,729
	Other receivables	187,592	168,964
		10,812,030	6,267,814
	Less : Allowance for doubtful accounts	(70,485)	(70,249)
		$10,741,545	$6,197,565

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Other receivables, prepayments and deposits (Cont’d)

The advances to staff mainly represent staff drawings for handling selling and logistic activities for the Company in the ordinary course of business.

No further allowance for doubtful accounts was recognized during the three months ended March 31, 2011 and 2010.

7.	Inventories

	March 31,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$3,614,112	$3,065,946
Work-in-progress	7,082,668	10,658,253
Finished goods	520	-
	10,697,300	13,724,199
Allowance for obsolete inventories	(18,571)	(18,509)
	$10,678,729	$13,705,690

No further allowance for obsolete inventories was recognized during the three months ended March 31, 2011 and 2010.

8.	Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of March 31, 2011 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

HK

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5% . No provision for Hong Kong profits tax has been made as Star Wealth had no taxable income during the reporting periods.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)
8.	Income tax (Cont'd)

PRC

Siping Juyuan, Beijing Juyuan and Tianjin Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan, being a Sino-foreign joint venture enterprise, is entitled to two years’ EIT exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in the fiscal year 2008 and Beijing Juyuan was subject to EIT at the rate of 12.5% for both the periods ended March 31, 2011 and 2010 respectively.

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan refund of value-added tax paid during the reporting periods (Note 15).

9.	Property, plant and equipment, net

	March 31,	December 31,
	2011	2010
	(Unaudited)
Cost
Buildings	$3,859,988	$3,847,047
Plant and machinery	3,327,678	3,239,819
Office equipment	630,479	612,154
Motor vehicles	320,007	318,934
	8,138,152	8,017,954
Accumulated depreciation	(2,991,713)	(2,761,361)
Construction in progress	1,618,757	1,541,354
Net	$6,765,196	$6,797,947

During the reporting periods, depreciation is included in :-
	Three months ended March 31,
	(Unaudited)
	2011	2010
Cost of sales and overheads of inventories	$103,059	$92,137
Research and development expenses	59,139	57,148
Administrative expenses	58,218	51,210
	$220,416	$200,495

As of March 31, 2011 and December 31, 2010, property, plant and equipment with net book values of $2,899,928 and $2,931,629, respectively, were pledged as collateral under certain loan arrangements (Note 12).

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

10.	Land use rights	March 31,	December 31,
		2011	2010
		(Unaudited)

	Land use rights	$1,072,184	$1,068,589
	Accumulated amortization	(68,780)	(63,161)
		$1,003,404	$1,005,428

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of March 31, 2011 and December 31, 2010, the land use rights were pledged as collateral under certain loan arrangements (Note 12).

During the three months ended March 31, 2011 and 2010, amortization amounted to $5,391 and $5,208 respectively. The estimated amortization expense for each of the five succeeding years from March 31, 2011 is approximately $21,000 each year.

The Company made a prepayment for land use rights of RMB7.7million (approximately $1.2 million) during the three months ended March 31, 2011, which has been reflected on the accompanying condensed consolidated balance sheet as of March 31, 2011. The area is approximately 100,000 square meters and is intended for future manufacturing facilities expansion.

11.	Other payables and accrued expenses
		March 31,	December 31,
		2011	2010
		(Unaudited)

	Accrued audit fee	$78,005	$71,840
	Receipt in advance from customers	5,390,860	7,896,814
	Pension payable	583,694	546,436
	Salaries payable	291,019	283,300
	Other payables and accrued expenses	4,767,536	4,566,281
		$11,111,114	$13,364,671

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Included in other payables as of March 31, 2011 and December 31, 2010 was an amount of $2,280,787 and $2,243,561 respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project (the “Project”). The Project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Short-term bank loans
		March 31,	December 31,
		2011	2010
		(Unaudited)

	Secured bank loans	$7,610,234	$7,584,721
	Unsecured bank loans	3,044,094	3,033,889
		$10,654,328	$10,618,610

All bank loans are repayable within one year and carry annual interest at 100% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”) or at a fixed rate of 5.56% per annum.

The secured bank loans were secured by the following assets of the Company :-
	March 31,	December 31,
	2011	2010
	(Unaudited)

Trade receivables (Note 5)	$5,958,368	$5,922,542
Property, plant and equipment (Note 9)	2,899,928	2,931,629
Land use rights (Note 10)	1,003,404	1,005,428
	$9,861,700	$9,859,599

The unsecured bank loans as of March 31, 2011 and December 31, 2010 were guaranteed by Mr. Zhao and a non-related party who did not receive any compensation for acting as guarantors for the Company.

During the reporting periods, there was no covenant requirement under the bank loans granted to the Company.

13.	Long-term loan

The loan is borrowed from a non-financial institution, bearing interest at an annual rate of 106% of the benchmark rate of the PBOC for three-year to five-year long-term loans and guaranteed by a third party.

The Company paid a counter guarantee of $213,087 and $212,372 as of March 31, 2011 and December 31, 2010, respectively, to the third party.

The outstanding principal balance of the long-term loan as of March 31, 2011 will mature prior to the year ending December 31, 2011.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)
14.	Common stock

On November 2, 2010, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several accredited investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors 4,453,500 shares of the Company’s common stock, representing approximately 21.8% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of approximately $14,251,200, or $3.20 per share (the “Placement Price”). Before the deduction of fair value of the escrow arrangement (Note 18), the Company received approximately $13,390,000 in net proceeds after deducting the issuance costs.

In connection with the offering of shares under the private placement, 222,675 warrants were issued to the financial advisor on December 7, 2010, as partial compensation for services, to purchase an aggregate of 222,675 shares of common stock of the Company, representing 5% of the offered shares. The warrants have a term of three years and are exercisable from the first anniversary of the issuance and have an exercise price of $3.84. The fair value of the warrants at date of issue was $396,939 as appraised by an independent qualified valuer. As of March 31, 2011, all the issued share warrants were still outstanding.

In connection with its entry into the Securities Purchase Agreement, the Company also entered into a make good escrow arrangement with Wisetop, the Investors and other parties, details of which are set out in note 18 to the condensed consolidated financial statements.

15.	Other income

		Three months ended March 31,
		(Unaudited)
		2011	2010
	Refund of value-added tax under Tax Concession	$-	$78,275
	Government grants	607	-
	Others, net	4,150	7,329
		$4,757	$85,604

16.	Finance costs	Three months ended March 31,
		(Unaudited)
		2011	2010
	Interest expense	$165,341	$128,405
	Bank charges and net exchange loss	27,256	3,404
		$192,597	$131,809

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)
17.	Earnings per share

The basic earnings per share is calculated using the net income attributable to the Company’s common stockholders and the weighted average number of shares outstanding during the reporting periods.

As of March 31, 2011 and December 31, 2010, the warrant shares issued to the financial advisor were outstanding and anti-dilutive. Accordingly, the basic and diluted earnings per share are the same for both the reporting periods.

18.	Make good escrow agreement

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

If the Company fails to report After Tax Net Income (“ATNI”) reported in the Annual Report of at least $8 million (the “2010 Guaranteed ATNI”) under U.S. GAAP for the fiscal year ended December 31, 2010, as filed with the Securities Exchange Commission (the “SEC”) on Form 10-K, the escrow agent shall transfer the 2010 Make Good Shares to the Investors on a pro rata basis for no consideration other than payment of their respective investment amount paid to the Company at the closing of the private placement (the “Closing”) and without any need for action or notice by or on behalf of any investor. The 2010 Make Good Shares are calculated based on the following formula, as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions: ((2010 Guaranteed ATNI - 2010 audited ATNI)/$8 million) multiplied by 50% of the Escrow Shares.

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

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)
18.	Make good escrow agreement (Cont’d)

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

19.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company contributed $58,800 and $59,110 for the three months ended March 31, 2011 and March 31, 2010, respectively.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

20.	Commitments and contingencies

	Capital commitment
		March 31,	December 31,
		2011	2010
		(Unaudited)

	Land use rights	$3,400,983	$-
	Construction in progress	424,724	447,210
		$3,825,707	$447,210

As of March 31, 2011 and December 31, 2010, the Company had capital commitments in respect of acquisition of land use rights that was authorized but not contracted for and the construction of the Company’s campus and factory that were contracted for but not provided in the condensed consolidated financial statements.

Contingencies

As of March 31, 2011 and December 31, 2010, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

In accordance with ASC 450 “Contingencies”, the Company records a liability in the condensed consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of March 31, 2011 and December 31, 2010 respectively. The Company believes that a reasonable estimate of the possible loss range from $Nil to approximately $1,686,000 as of March 31, 2011 (December 31, 2010: from $Nil to approximately $1,681,000)

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

The Company’s sales revenues by products for the three months ended March 31, 2011 and 2010 were as follows :-

	Three months ended March 31,
	2011	%	2010	%

Plate heat exchanger	$5,618,101	40	$4,249,748	42
Heat exchange unit	4,252,966	30	3,918,434	39
Air-cooled heat exchanger	427,817	3	1,472,667	14
Shell-and-tube heat exchanger	2,864,725	20	178,453	2
Others	889,311	7	309,987	3
	$14,052,920	100	$10,129,289	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

22.	Related party transactions

Apart from the transactions as disclosed in note 12 to the condensed consolidated financial statements, the Company had no other material transactions carried out with its related parties during the reporting periods.

23.	Subsequent events

The Company has evaluated all events or transactions that occurred after March 31, 2011 through the date the condensed consolidated financial statements were issued, and has determined that there were no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

  Except where the context otherwise requires and for the purposes of this report only:

  “Beijing Juyuan” refers to Beijing Juyuan Hanyang Heat Exchange Equipment Co., Ltd., a PRC corporation and our indirect, 75%-owned subsidiary;

  “BVI” refers to the British Virgin Islands;

  “China,” “Chinese” and “PRC” refer to the People’s Republic of China;

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

  “Tianjin Juyuan” refers to Juyuan Heat Equipment (Tianjin) Co., Ltd., a PRC corporation and our indirect, 99.5% -owned subsidiary;

  “U.S. dollar,” “USD,” “$” and “US$” refer to the legal currency of the United States; and

  “Wisetop” refers to Wisetop International Holdings Limited, a BVI corporation.

Overview of our Business

THT is a Nevada holding company whose China-based indirect operating subsidiary Siping Juyuan manufactures and sells heat exchangers. Since 1998, we have been providing total heat exchange solutions to our customers. Our major products are plate heat exchangers (“PHE”) , air-cooled heat exchangers and heat exchanger units. Unlike most other heat exchanger manufacturers in China, we not only provide heat exchange products, but also provide total solution to our customers. As a total solution provider, we analyze the working condition of our customers, provide optimized design based on analysis and simulation, offer high quality heat exchange products, and continuously assist our customers in improving the heat exchange process.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our three Chinese operating subsidiaries are Siping Juyuan, Beijing Juyuan and Tianjin Juyuan.

Recent Developments

The Company has prepaid $1.16 million to buy land use rights in Siping in the first quarter of 2011. The size of this land is approximately 100,000 square meters and it will be used to build a new factory to expand our capacity.

First Quarter Financial Performance Highlights

We experienced strong growth in revenues, gross profit, and net income, primarily as a result of the rapid growth in our production and sales volume. The following summarizes certain key financial information for the first quarter of 2011:

  Revenue: Revenue was approximately $14.05 million for the three months ended March 31, 2011, an increase of approximately $3.92 million, or 38.70%, from approximately $10.13 million for the same period last year.

  Gross Profit and Margin: Gross profit was approximately $6.04 million for the three months ended March 31, 2011, an increase of approximately $1.79 million, or 42.32%, from approximately $4.25 million for the same period last year. Gross margin was 42.12% for the three months ended March 31, 2011 as compared to 41.95% for the same period last year, a 0.17% increase.

  Net Income: Net income was approximately $2.65 million for the three months ended March 31, 2011, an increase of approximately $1.15 million, or 76.67%, from $1.50 million for the same period of last year.

  Fully diluted net income per share: Fully diluted net income per share for the three months ended March 31, 2011 was $0.13, as compared to $0.09 for the same period last year.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

The following table shows key components of our results of operations during the three months ended March 31, 2011 and 2010, in both dollars and as a percentage of our total sales.

	Three Months Ended
	March 31,
	(unaudited)
	2011	2010	$	Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$14,053	10,129		3,924	38.74%
Cost of sales	(8,010)	(5,883)		(2,127)	36.16%

Gross profit	6,043	4,246		1,797	42.32%
Operating expenses:
Research and development expenses	347	173		174	100.58%
Selling expenses	1,700	1,498		202	13.48%
Administrative expenses	713	779		(66)	8.47%

Total operating expenses	2,760	2,451		309	12.61%

Income from operations	3,282	1,796		1,486	82.74%
Interest income	14	5		9	180%
Finance costs	(193)	(132)		(61)	46.21%
Other income	5	86		(81)	(95.29)%

Income before income taxes	3,108	1,754		1,354	77.19%
Income taxes	(424)	(318)		(106)	33.33%
Net income before noncontrolling interests	2,684	1,436		1,248	86.91%
Net loss attributable to noncontrolling interests	(27)	63		(90)	57.14%
Net income attributable to THT Heat Transfer Technology Inc. common stockholders	2,657	1,499		1,158	77.25%

Sales revenues. Our sales revenue is generated from sales of heat exchange products. Sales revenue for the three months ended March 31, 2011 amounted to approximately $14.05 million, which is approximately $3.92 million, or 38.74%, more than that in the same period of 2010, where we had revenue of approximately $10.13 million. The increase in sales came primarily from all three of our product lines – PHEs, heat exchange units and Shell-and-tube heat exchanger. Continued government stimulus in energy-saving industries, strong economic growth in China and our successful market expansion were the primary factors driving the increased sales revenue. Also, the wide sales network, excellent solutions and high quality products of the Company led to the significant increase in our sales revenue. Our sales volume in the three months ended March 31, 2011 amounted to 928 units, an increase of 378 units, as compared with 550 units for 2010. Net sales in the three months ended March 31, 2011 were $14.05 million, with $4.25 million for heat exchange units and $5.62 million for PHEs, while our net sales in 2010 were $10.13 million, with $3.92 million for heat exchange units, $4.25 million for PHEs. In particular, the sales revenue from our shell-and-tube heat exchanger increased by approximately $2.68 million, or 1,488.89%, to approximately $2.86 million in the three months ended March 31, 2011 from approximately $0.18 million in 2010. Our sales from our PHEs increased $1.37 million, or 32.24%, in the three months ended March 31, 2011. The increase was mainly attributable to market acceptance of our excellent total solution and high quality products in the metallurgy, petrochemical and shipbuilding industries. Our heat exchange unit sales increased by $0.33 million, or 8.42%, due to rapid urbanization in China. The increase in sales of our shell-and-tube heat exchanger products compared with last year was as a result of increased orders from metallurgical industry.

Cost of sales. Cost of sales, which consist of raw materials, direct labor and manufacturing overhead expenses, was approximately $8.01 million for the three month period ended March 31, 2011, an increase of approximately $2.13 million, or 36.16%, as compared with approximately $5.88 million for the three month period ended March 31, 2010. The increase in cost of sales was mainly attributable to the significant increase in our sales volume and our sales revenue in the first quarter of 2011. Cost of sales as a percentage of total revenues were approximately 57.01% and 58.08% for the three month periods ended March 31, 2011 and 2010, respectively, with a decrease of approximately 1.07 percentage points. The decrease in cost of sales as a percentage of sales was mainly attributable to the increase in the average unit price of our products in the first quarter in 2011 compared with the same period in 2010.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased approximately $1.79 million, or 42.32%, to approximately $6.04 million for the three months ended March 31, 2011 from approximately $4.25 million for the same period in 2010. Gross profit as a percentage of sales revenue was approximately 43% for the three months ended March 31, 2011 as compared to approximately 41.92% during the same period in 2010. The increase in our gross profit in dollar terms was mainly attributable to the increase in the average unit price of our products in the first quarter in 2011 compared with the same period in 2010.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by approximately $0.20 million, or 13.48%, to approximately $1.70 million for the three months ended March 31, 2011 from approximately $1.50 million for the same period in 2010. The increase was mainly attributable to higher travel expenses and transportation costs. Because of our market expansion, our travel expenses increased by approximately $0.20 million, or 20.83%, to approximately $1.16 million for the three months ended March 31, 2011 from approximately $0.96 million for the same period in 2010.

Administrative expenses. Our administrative expenses decreased by approximately $0.07 million, or 8.47%, to approximately $0.71 million for the three months ended March 31, 2011 from approximately $0.78 million for the same period in 2010. The decrease was mainly attributable to the reversal of allowance for doubtful accounts in the amount of $0.27 million for the three months ended March 31, 2011. Excluding the effect of the reversal of the allowance for doubtful accounts, administrative expenses increased as a result of the expansion of our management team. The salary of management team and administration staff increased by approximately $0.10 million, or 62.50% to approximately $0.26 million in the three months ended March 31, 2011 from approximately $0.16 million for the same period in 2010.

Research and Development Expenses. Our research and development expenses consist of the costs associated with R&D personnel and expense in R&D projects. Our R&D expenses increased approximately $0.18 million, or 100.58%, to approximately $0.35 million for the three months ended March 31, 2011 from approximately $0.17 million for the same period in 2010. The increase was mainly because of our research and development of new products.

Total Operating Expenses. Our total expenses increased approximately $0.31 million, or 12.61%, to approximately $2.76 million for the three months ended March 31, 2011 from approximately $2.45 million for the same period in 2010.

Income before Income Taxes. Income before income taxes was approximately $3.11 million for the three months ended March 31, 2011, compared with income before income taxes of approximately $1.75 million for the same period in 2010. The increase of income before income tax was mainly attributable to the significant increase in our sales revenue. Income before income taxes as a percentage of sales revenue increased to approximately 22.14% for the three months ended March 31, 2011, as compared to approximately 17.32% for the same period in 2010, due to the factors described above.

Income Taxes. Our income taxes increased to approximately $0.42 million during the three months ended March 31, 2011 from approximately $0.32 million during the same period in 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $9.85 million, primarily consisting of cash on hand and demand deposits. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(6,488)	$(2,396)
Net cash provided by (used in) investing activities	(1,327)	(350)
Net cash provided by (used in) financing activities	(816)	(111)
Effects of exchange rate change in cash	39	16
Net decrease (increase) in cash and cash equivalents	(8,592)	(2,841)
Cash and cash equivalents at beginning of the period	18,439	5,380
Cash and cash equivalent at end of the period	$9,847	$2,539

Operating Activities

Net cash used in operating activities was $6.49 million in the three months ended March 31, 2011, compared with net cash used in operating activities of $2.40 million in the same period in fiscal year 2010. The increase in net cash used in operating activities during the first quarter of 2011 was mainly due to (1) prepayment for the purchase of raw materials in the amount of $4.60 million in anticipation of the production requirements for the upcoming second quarter; and (2) higher income tax as our net income increased.

Investing Activities

Net cash used in investing activities increased to $1.33 million in the three months ended March 31, 2011, compared with $0.35 million in the same period in fiscal year 2010. The net cash used in investing activities during the period ended March 31, 2011 was primarily used for the land use right and purchase of equipment.

Financing Activities

Net cash used in financing activities was $0.82 million in the three months ended March 31, 2011, compared with net cash used in financing activities of $0.11 million in the same period in fiscal year 2010. The increase in cash outflow resulted from an increase in restricted cash in the amount of approximately $0.70 million in the first quarter 2010.

Capital Expenditures

Capital expenditures in each of the three months ended March 31, 2011 and 2010 are set out as below. Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three months Ended March 31,
	2011	2010
	(in thousands)
Construction costs	$76	$309
Purchase of equipment	$84	$41
Prepayment for land use right	1,167

Total capital expenditures	$1,327	$350

We estimate that our total capital expenditures in fiscal year 2011 will reach approximately $9.00 million: $4.50 million of which will be used to by the land use right, $3.00 million of which will be used to fund construction costs and $1.50 million will be used for new equipment purchases.

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

  Loan Agreement, dated July 29, 2010, between Siping Juyuan and Siping Branch of Industrial and Commercial Bank of China, pursuant to which Siping Branch of Industrial and Commercial Bank of China provided a loan with a total amount of RMB 20,000,000 (approximately $3,033,889). The agreement is for a term from February 9, 2011 to July 27, 2011. The interest rate is based on the benchmark interest rate published by the PRC.

  Loan Agreement, dated October 19, 2010, between Siping Juyuan and Siping Branch of Industrial and Commercial Bank of China, pursuant to which Siping Branch of Industrial and Commercial Bank of China provided a loan with a total amount of RMB 10,000,000 (approximately $1,516,944). The agreement is for a term from October 20, 2010 to April 16, 2011. The interest rate is based on the benchmark interest rate published by the PRC. The Company has since settled the loan amount on its maturity date.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and our industry and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues usually increase over each quarter of the calendar year with the first quarter usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto for the year ended December 31, 2010 filed with the SEC in the Company’s Form 10-K on March 28, 2011.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of March 31, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Concentration of credit risk (cont’d)

During the reporting periods, customers representing 10% or more of the Company’s condensed consolidated sales revenue are:

	Three months ended
	March 31,
	(Unaudited)
	2011	2010

Customer A	$1,569,472	$-
Customer B	$399,278	1,530,589
Customer C	-	1,403,382

	$1,968,750	$2,933,971

As of March 31, 2011 and December 31, 2010, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The carrying amounts of the Company’s financial assets and liabilities as of March 31, 2011 approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

Noncontrolling interests

Noncontrolling interest on the condensed consolidated balance sheets resulted from the consolidation of 75% and 99.5% owned subsidiaries, Beijing Juyuan and Tianjin Juyuan, respectively.

The schedule below illustrates the movements in the noncontrolling interests:

	Three months ended March 31,
	(Unaudited)
	2011	2010

Balance at beginning of period	$(61,891)	$241,279
Net income/(loss) attributable to noncontrolling interests	27,410	(63,386)
Foreign currency translation adjustments	(128)	707

Balance at end of period	$(34,609)	$178,600

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of ASU 2009-13 has no material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 has no material impact on the Company’s financial statements.

In April, 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force”. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal year, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of ASU 2010-13 has no material impact on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Chief Financial Officer, Mr. Jianjun He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation, Messrs. Zhao and He determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of March 31, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.

Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, our management concluded that we still need to hire qualified accounting personnel and enhance the supervision, monitoring and review of the financial statements preparation processes. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP. We are actively searching for additional personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules. In addition, we plan to establish an audit committee and appoint qualified committee members to strengthen our internal control over financial reporting.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jianjun He
Jianjun He, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)