Form 10-Q
period 2011-06-30
THT Heat Transfer Technology, Inc.
filed 2011-08-15
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-34812

THT HEAT TRANSFER TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5463509
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

THT Industrial Park
No. 5 Nanhuan Road, Tiexi District
Siping, Jilin Province 136000
People’s Republic of China
(Address of principal executive offices, Zip Code)

86-434-3265241
(Registrant’s telephone number, including area code)

________________________________________________________________________
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

Yes [X]             No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]             No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]            No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Pages
Financial Statements
Condensed Consolidated Statements of Income and Comprehensive Income	F-1
Condensed Consolidated Balance Sheets	F-2 - F-3
Condensed Consolidated Statements of Cash Flows	F-4 - F-5
Notes to Condensed Consolidated Financial Statements	F-6 - F-21

THT Heat Transfer Technology Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2011 and 2010
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010

Sales revenue	$14,179,746	$12,176,674	$28,232,666	$22,305,963
Cost of sales	(8,102,332)	(6,832,994)	(16,112,561)	(12,715,884)

Gross profit	6,077,414	5,343,680	12,120,105	9,590,079

Operating expenses
Administrative expenses	1,027,211	1,005,291	1,740,142	1,784,635
Research and development expenses	437,173	188,581	784,662	362,034
Selling expenses	1,524,185	1,341,283	3,224,048	2,839,139

	2,988,569	2,535,155	5,748,852	4,985,808

Income from operations	3,088,845	2,808,525	6,371,253	4,604,271
Interest income	10,030	2,686	23,916	7,236
Other income - Note 15	847,930	78,647	852,687	164,251
Finance costs - Note 16	(209,389)	(128,833)	(401,986)	(260,642)

Income before income taxes	3,737,416	2,761,025	6,845,870	4,515,116
Income taxes - Note 8	(493,072)	(407,048)	(917,538)	(725,099)

Net income before noncontrolling interests	3,244,344	2,353,977	5,928,332	3,790,017
Net loss attributable to noncontrolling interests	69,061	37,573	41,650	100,959

Net income attributable to THT Heat Transfer Technology Inc. common stockholders	$3,313,405	$2,391,550	$5,969,982	$3,890,976

Net income before noncontrolling interests	$3,244,344	2,353,977	5,928,332	3,790,017
Other comprehensive income
Foreign currency translation adjustments	820,461	42,423	984,986	112,918

Comprehensive income	4,064,805	2,396,400	6,913,318	3,902,935
Comprehensive loss attributable to noncontrolling interests	70,705	37,634	43,423	100,333

Comprehensive income attributable to THT Heat Transfer Technology Inc. common stockholders	$4,135,510	$2,434,034	$6,956,741	$4,003,268

Earnings per share attributable to THT Heat Transfer Technology Inc. common stockholders - Note 17
- Basic and diluted	$0.16	$0.15	$0.29	$0.24

Weighted average number of shares outstanding
- Basic and diluted	20,453,500	16,000,000	20,453,500	16,000,000

See the accompanying notes to condensed consolidated financial statements.

THT Heat Transfer Technology Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$5,150,798	$18,438,430
Restricted cash - Note 4	2,603,281	1,677,566
Trade receivables, net - Note 5	33,280,687	25,651,880
Counter guarantee receivable - Note 13	-	212,372
Bills receivable	2,030,376	469,161
Other receivables, prepayments and deposits, net - Note 6	11,990,697	6,197,565
Inventories, net - Note 7	11,505,513	13,705,690
Deferred tax assets	179,610	163,239

Total current assets	66,740,962	66,515,903
Retention receivable	2,017,507	1,409,057
Property, plant and equipment, net - Note 9	6,893,278	6,797,947
Deposit for acquisition of property, plant and equipment	517,431	-
Land use rights - Note 10	1,014,359	1,005,428
Prepayment for land use rights - Note 10	1,968,835	-

TOTAL ASSETS	$79,152,372	$75,728,335

See the accompanying notes to condensed consolidated financial statements.

THT Heat Transfer Technology Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

	June 30,	December 31,
	2011	2010
	(Unaudited)

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$2,175,971	$2,803,874
Other payables and accrued expenses - Note 11	11,429,396	13,364,671
Income tax payable	975,643	1,380,979
Short-term bank loans - Note 12	11,766,482	10,618,610
Current maturities of long-term loan - Note 13	-	1,668,639

Total current liabilities	26,347,492	29,836,773

TOTAL LIABILITIES	26,347,492	29,836,773

COMMITMENTS AND CONTINGENCIES - Note 20

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share Authorized 10,000,000 shares; none issued and outstanding
Common stock : par value $0.001 per share - Note 14
Authorized 190,000,000 shares; issued and outstanding 20,453,500 shares as of June 30, 2011 and December 31, 2010	20,454	20,454
Additional paid-in capital	27,396,455	27,396,455
Statutory reserve	2,627,307	1,902,632
Accumulated other comprehensive income	2,948,709	1,961,950
Retained earnings	19,917,269	14,671,962

Total THT Heat Transfer Technology Inc. stockholders’ equity	52,910,194	45,953,453
Noncontrolling interests	(105,314)	(61,891)

TOTAL EQUITY	52,804,880	45,891,562

TOTAL LIABILITIES AND EQUITY	$79,152,372	$75,728,335

See the accompanying notes to condensed consolidated financial statements.

THT Heat Transfer Technology Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income attributable to THT Heat Transfer Technology Inc. common stockholders	$5,969,982	$3,890,976
Adjustments to reconcile net income attributable to THT Heat Technology Inc. common stockholders to net cash used in operating activities:
Depreciation and amortization	458,112	413,989
Deferred taxes	(12,966)	(48,395)
(Reversal of)/provision for doubtful debts	(259,317)	322,632
Noncontrolling interests	(41,650)	(100,959)
Changes in operating assets and liabilities:
Trade receivables	(6,769,184)	(7,254,730)
Bills receivable	(1,531,856)	(118,532)
Other receivables, prepayments and deposits	(5,542,299)	(383,440)
Inventories	2,439,777	2,685,825
Retention receivable	(573,026)	423,322
Counter guarantee receivable	213,780	-
Trade payables	(674,622)	(295,684)
Other payables and accrued expenses	(3,382,611)	(708,197)
Income tax payable	(427,104)	266,464

Net cash flows used in operating activities	(10,132,984)	(906,729)

See the accompanying notes to condensed consolidated financial statements.

THT Heat Transfer Technology Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from investing activities
Prepayment for land use rights	(1,943,381)	-
Deposit for acquisition of property, plant and equipment	(510,742)	-
Payments to acquire property, plant and equipment	(408,414)	(569,010)
Proceeds from sales of property, plant and equipment	-	10,241

Net cash flows used in investing activities	(2,862,537)	(558,769)

Cash flows from financing activities
Proceeds from bank loans	11,614,362	2,926,200
Repayment of bank loans	(10,689,000)	(2,926,200)
Repayment of long-term loan	(1,679,700)	(877,868)
Increase in restricted cash	(880,939)	(123,473)

Net cash flows used in financing activities	(1,635,277)	(1,001,341)

Effect of foreign currency translation on cash and cash equivalents	1,343,166	(14,724)

Net decrease in cash and cash equivalents	(13,287,632)	(2,481,563)

Cash and cash equivalents - beginning of period	18,438,430	5,379,627

Cash and cash equivalents - end of period	$5,150,798	$2,898,064

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$327,999	$246,999
Income taxes	$1,357,609	$616,073

See the accompanying notes to condensed consolidated financial statements.

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

On May 16, 2011, an amendment to the option agreement was signed by both parties extending the exercise period until June 30, 2012.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six months period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of June 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentration of credit risk (cont’d)

During the three-month and six-month periods ended June 30, 2011 and 2010, the Company did not have any customers which represented 10% or more of the Company's condensed consolidated sales revenue.

As of June 30, 2011 and December 31, 2010, the Company did not have any balance of gross trade receivable due from individual customers that represented 10% or more of the Company’s gross trade receivables.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The carrying amounts of the Company’s financial assets and liabilities as of June 30, 2011 approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

Noncontrolling interests

Noncontrolling interest on the condensed consolidated balance sheets resulted from the consolidation of 75% and 99.5% owned subsidiaries, Beijing Juyuan and Tianjin Juyuan, respectively.

The schedule below illustrates the movements in the noncontrolling interests:

	Six months ended June 30,
	(Unaudited)
	2011	2010

Balance at beginning of period	$(61,891)	$241,279
Net loss attributable to noncontrolling interests	(41,650)	(100,959)
Foreign currency translation adjustments	(1,773)	626

Balance at end of period	$(105,314)	$140,946

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The FASB issued Accounting Standards Update (ASU) No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this Update temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this ASU has no material impact on the Company’s financial statements.

The FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies. The ASU will be effective for interim and annual periods beginning June 15, 2011.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Restricted cash

	June 30,	December 31,
	2011	2010
	(Unaudited)

Bank deposits held as collateral for performance bonds issued by the banks to customers	$2,603,281	$1,677,566

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

5.	Trade receivables, net

	June 30,	December 31,
	2011	2010
	(Unaudited)

Trade receivables	$34,398,163	$27,005,255
Less : Allowance for doubtful accounts	(1,117,476)	(1,353,375)

	$33,280,687	$25,651,880

As of June 30, 2011 and December 31, 2010, the Company’s trade receivables of $18,162,620 and $5,922,542, respectively, were pledged as collateral under certain loan and guarantee arrangements (Note 12).

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2011 and year ended December 31, 2010 is as follows :-

	Six months ended June 30,
	(unaudited)
	2011	2010

Balance at beginning of period	$1,353,375	$598,215
(Reversal of)/provision for doubtful accounts	(259,317)	322,632
Translation adjustments	23,418	3,751

Balance at end of period	$1,117,476	$924,598

6.	Other receivables, prepayments and deposits, net

	June 30,	December 31,
	2011	2010
	(Unaudited)

Advances to staff	$2,301,510	$689,392
Deposits for public bid	1,342,282	897,729
Prepayments to suppliers	8,010,705	4,511,729
Other receivables	407,840	168,964

	12,062,337	6,267,814
Less : Allowance for doubtful accounts	(71,640)	(70,249)

	$11,990,697	$6,197,565

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Other receivables, prepayments and deposits, net (Cont’d)

The advances to staff mainly represent staff drawings for handling selling and logistic activities for the Company in the ordinary course of business.

No further allowance for doubtful accounts was recognized during the six months ended June 30, 2011 and 2010.

7.	Inventories

	June 30,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$3,617,077	$3,065,946
Work-in-progress	7,726,378	10,658,253
Finished goods	180,934	-

	11,524,389	13,724,199
Allowance for obsolete inventories	(18,876)	(18,509)

	$11,505,513	$13,705,690

No further allowance for obsolete inventories was recognized during the six months ended June 30, 2011 and 2010.

8.	Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of June 30, 2011 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

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

PRC

Siping Juyuan, Beijing Juyuan and Tianjin Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan, being a Sino-foreign joint venture enterprise, is entitled to two years’ EIT exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in the fiscal year 2008 and Beijing Juyuan was subject to EIT at the rate of 12.5% for both the periods ended June 30, 2011 and 2010 respectively.

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan a refund of value-added tax paid during the reporting periods (Note 15).

The management evaluated the Company's tax position and considered that no provision for uncertainty in income taxes as of June 30, 2011 pursuant to ASC 740.

9.	Property, plant and equipment, net

	June 30,	December 31,
	2011	2010
	(Unaudited)
Cost
Buildings	$3,923,270	$3,847,047
Plant and machinery	3,478,280	3,239,819
Office equipment	674,077	612,154
Motor vehicles	325,254	318,934

	8,400,881	8,017,954
Accumulated depreciation	(3,269,196)	(2,761,361)
Construction in progress	1,761,593	1,541,354

Net	$6,893,278	$6,797,947

During the reporting periods, depreciation is included in :-

	Six months ended June 30,
	(Unaudited)
	2011	2010

Cost of sales and overheads of inventories	$210,267	$184,899
Research and development expenses	119,235	86,067
Administrative expenses	117,762	132,629

	$447,264	$403,595

As of December 31, 2010, property, plant and equipment with net book values $2,931,629, were pledged as collateral under certain loan arrangements. These assets were released upon the maturity of the bank loans (Note 12).

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

10.	Land use rights

	June 30,	December 31,
	2011	2010
	(Unaudited)

Land use rights	$1,089,762	$1,068,589
Accumulated amortization	(75,403)	(63,161)

	$1,014,359	$1,005,428

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of December 31, 2010, the land use rights were pledged as collateral under certain loan arrangements. The land use rights were released upon the maturity of the bank loans (Note 12).

During the six months ended June 30, 2011 and 2010, amortization amounted to $10,848 and $10,394 respectively. The estimated amortization expense for each of the five succeeding years from June 30, 2011 is approximately $21,000 each year.

The Company made a prepayment for land use rights of RMB12.7 million (approximately $2.0 million) during the six months ended June 30, 2011, which has been reflected on the accompanying condensed consolidated balance sheet as of June 30, 2011. The area is approximately 152,246 square meters and is intended for future manufacturing facilities expansion.

11.	Other payables and accrued expenses

	June 30,	December 31,
	2011	2010
	(Unaudited)

Accrued audit fee	$16,157	$71,840
Receipt in advance from customers	5,073,980	7,896,814
Pension payable	741,794	546,436
Salaries payable	465,770	283,300
Other payables and accrued expenses	5,131,695	4,566,281

	$11,429,396	$13,364,671

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Included in other payables as of June 30, 2011 and December 31, 2010 was an amount of $2,288,013 and $2,243,561 respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project (the “Project”). The Project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Short-term bank loans

	June 30,	December 31,
	2011	2010
	(Unaudited)

Secured bank loans	$11,766,482	$7,584,721
Unsecured bank loans	-	3,033,889

	$11,766,482	$10,618,610

All bank loans are repayable within one year and carry annual interest at 100% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”) or at a fixed rate of 5.56% per annum.

The secured bank loans were secured by the following assets of the Company :-

	June 30,	December 31,
	2011	2010
	(Unaudited)

Trade receivables (Note 5)	$18,162,620	$5,922,542
Property, plant and equipment (Note 9)	-	2,931,629
Land use rights (Note 10)	-	1,005,428

	$18,162,620	$9,859,599

The unsecured bank loans as of December 31, 2010 were guaranteed by Mr. Zhao and a non-related party who did not receive any compensation for acting as guarantors for the Company.

During the reporting periods, there was no covenant requirement under the bank loans granted to the Company.

13.	Long-term loan

The loan was borrowed from a non-financial institution, bearing interest at an annual rate of 106% of the benchmark rate of the PBOC for three-year to five-year long-term loans and guaranteed by a third party.

The Company paid a counter guarantee of $212,372 as of December 31, 2010 to the third party. Due to maturity of loan, the counter guarantee was released as at June 26, 2011.

The outstanding principal balance of the long-term loan became due and was settled on May 20, 2011 and June 26, 2011, respectively.

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

In connection with the offering of shares under the private placement, 222,675 warrants were issued to the financial advisor on December 7, 2010, as partial compensation for services, to purchase an aggregate of 222,675 shares of common stock of the Company, representing 5% of the offered shares. The warrants have a term of three years and are exercisable from the first anniversary of the issuance and have an exercise price of $3.84. The fair value of the warrants at date of issue was $396,939 as appraised by an independent qualified valuer. As of June 30, 2011, all the issued share warrants were still outstanding.

In connection with its entry into the Securities Purchase Agreement, the Company also entered into a make good escrow arrangement with Wisetop, the Investors and other parties, details of which are set out in note 18 to the condensed consolidated financial statements.

15.	Other income

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Refund of value-added tax under Tax Concession	$147,419	$77,913	$147,419	$156,188
Government grants	542,089	-	542,696	-
Sales of scrap materials	158,351	-	158,351	-
Others, net	71	734	4,221	8,063

	$847,930	$78,647	$852,687	$164,251

16.	Finance costs

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Interest expense	$162,658	$128,833	327,999	$260,642
Bank charges and net exchange loss	46,731	-	73,987	-

	$209,389	$128,833	$401,986	$260,642

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

17.	Earnings per share

The basic earnings per share is calculated using the net income attributable to the Company’s common stockholders and the weighted average number of shares outstanding during the reporting periods.

During the reporting periods, certain share-based awards were not included in the computation of diluted earnings per share because they were anti-dilutive. Accordingly, the basic and diluted earnings per share are the same.

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

If the Company fails to report After Tax Net Income (“ATNI”) in the Annual Report of at least $8 million (the “2010 Guaranteed ATNI”) under U.S. GAAP for the fiscal year ended December 31, 2010, as filed with the Securities Exchange Commission (the “SEC”) on Form 10-K, the escrow agent shall transfer the 2010 Make Good Shares to the Investors on a pro rata basis for no consideration other than payment of their respective investment amount paid to the Company at the closing of the private placement (the “Closing”) and without any need for action or notice by or on behalf of any investor. The 2010 Make Good Shares are calculated based on the following formula, as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions: ((2010 Guaranteed ATNI - 2010 audited ATNI)/$8 million) multiplied by 50% of the Escrow Shares.

If the Company fails to report ATNI in the Annual Report of at least $12 million (the “2011 Guaranteed ATNI”) under U.S. GAAP for the fiscal year ending December 31, 2011, as filed with the SEC on Form 10-K, the escrow agent shall transfer the 2011 Make Good Shares to the Investors on a pro rata basis for no consideration other than payment of their respective investment amount paid to the Company at the Closing and without any need for action or notice by or on behalf of any investor. The 2011 Make Good Shares are calculated based on the following formula, as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions: ((2011 Guaranteed ATNI - 2011 audited ATNI)/$12 million) multiplied by 50% of the Escrow Shares.

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

As the target was met for 2010 Guaranteed ATNI, 50% of the Escrow Shares or 1,000,000 shares were returned to stockholders during the three months ended March 31, 2011. The remaining 50% of the Escrow Shares will be released in the following year if the 2011 Guaranteed ATNI is also met.

19.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company contributed $266,643 and $154,847 for the six months ended June 30, 2011 and June 30, 2010, respectively.

THT Heat Transfer Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

20.	Commitments and contingencies

Capital commitment

	June 30,	December 31,
	2011	2010
	(Unaudited)

Land use rights	$2,672,165	$-
Construction in progress	354,337	447,210

	$3,026,502	$447,210

As of June 30, 2011 and December 31, 2010, the Company had capital commitments in respect of acquisition of land use rights and the construction of the Company’s campus and factory that were contracted for but not provided in the condensed consolidated financial statements.

Contingencies

As of June 30, 2011 and December 31, 2010, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

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

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of June 30, 2011 and December 31, 2010 respectively. The Company believes that a reasonable estimate of the possible loss range from $Nil to approximately $1,715,000 as of June 30, 2011 (December 31, 2010: from $Nil to approximately $1,681,000)

In accordance with the PRC tax regulations, the Company’s sales are subject to value added tax (“VAT”) at 17% upon the issuance of VAT invoices to its customers. When preparing these financial statements, the Company recognized revenue when goods were delivered, and made full tax provision in accordance with relevant national and local laws and regulations of the PRC.

The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. In the local statutory financial statements prepared under the PRC GAAP, the Company recognized revenue on an “invoice basis” instead of when goods are delivered. Accordingly, despite the fact that the Company has made full tax provision in these condensed consolidated financial statements, the Company may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The management considers it is very unlikely that the tax penalty will be imposed.

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

The Company’s sales revenues by products for the six months ended June 30, 2011 and 2010 were as follows :-

	Six months ended June 30,
	2011	%	2010	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$15,399,087	55	$12,357,301	55
Heat exchange unit	6,464,889	23	5,616,629	25
Air-cooled heat exchanger	1,586,064	6	3,032,531	14
Shell-and-tube heat exchanger	3,357,126	12	247,368	1
Others	1,425,500	4	1,052,134	5

	$28,232,666	100	$22,305,963	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

22.	Related party transactions

Apart from the transactions as disclosed in note 12 to the condensed consolidated financial statements, the Company had no other material transactions carried out with its related parties during the reporting periods.

23.	Subsequent events

The Company has evaluated all events or transactions that occurred through the date the condensed consolidated financial statements were issued, and has determined that there were no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  “THT,” “the Company,” “we,” “us,” and “our” refer to the combined business of THT Heat Transfer Technology, Inc., a Nevada corporation, and its subsidiaries, Megaway, Star Wealth, Siping Juyuan, Beijing Juyuan and Tianjin Juyuan, but do not include the stockholders of THT Heat Transfer Technology, Inc.;
  “Megaway” refers to Megaway International Holdings Limited, a BVI company and our direct, wholly-owned subsidiary;
  “Star Wealth” refers to Star Wealth International Holdings Limited, a Hong Kong company and our indirect, wholly-owned subsidiary;
  “Siping Juyuan” refers to Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd., a PRC company and our indirect, wholly-owned subsidiary;
  “Beijing Juyuan” refers to Beijing Juyuan Hanyang Heat Exchange Equipment Co., Ltd., a PRC company and our indirect, 75%-owned subsidiary;
  “Tianjin Juyuan” refers to Juyuan Heat Equipment (Tianjin) Co., Ltd., a PRC company and our indirect, 99.5% - owned subsidiary;
  “BVI” refers to the British Virgin Islands;
  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
  “PRC” and “China” refer to the People’s Republic of China;
  “SEC” refers to the Securities and Exchange Commission;
  “Exchange Act” refers the Securities Exchange Act of 1934, as amended;
  “Securities Act” refers to the Securities Act of 1933, as amended;
  “Renminbi” and “RMB” refer to the legal currency of China; and
  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

Overview of our Business

Through our China-based operating subsidiaries, we manufacture and sell heat exchangers. Since 1998, we have been providing total heat exchange solutions to our customers. Our major products are plate heat exchangers, or PHEs, air-cooled heat exchangers and heat exchanger units. Unlike most other heat exchanger manufacturers in China, we not only provide heat exchange products, but also provide total solutions to our customers. As a total solutions provider, we analyze the working condition of our customers, provide optimized designs based on analysis and simulation, offer high quality heat exchange products, and continuously assist our customers in improving the heat exchange process.

Over the past ten years, we have successfully completed over 3,000 projects in more than 15 industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding. We have provided heat exchange solutions to Fortune 500 companies, including Shell, BP, BASF, LG, Sinopec and China Shenhua. We have also provided heat exchange products for important Chinese and international projects such as the Beijing 2008 Olympics Wukesong Sports Center, Guangdong Linao nuclear plant and BASF Chemical plant in Germany.

Our operations are headquartered in Siping, Jilin Province, PRC. Our three Chinese operating subsidiaries are Siping Juyuan, Beijing Juyuan and Tianjin Juyuan.

Recent Developments

We made a prepayment for land use rights of approximately $2.0 million (approximately RMB 12.7million) during the six months ended June 30, 2011, which has been reflected on the accompanying condensed consolidated balance sheet as of June 30, 2011. The area is approximately 152,246 square meters and is intended for future manufacturing facilities expansion.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2011:

  Sales revenue: Sales revenue was $14.18 million for the three months ended June 30, 2011, an increase of $2.00 million, or 16.45%, from $12.18 million for the same period last year.
  Gross profit and margin: Gross profit was $6.08 million for the three months ended June 30, 2011, an increase of $0.73 million, or 13.73%, from $5.34 million for the same period last year. Gross margin was 42.86% for the three months ended June 30, 2011 as compared to 43.88% for the same period last year, a 1.02% decrease.
  Net income: Net income was $3.31 million for the three months ended June 30, 2011, an increase of $0.92 million, or 38.55%, from $2.39 million for the same period last year.
  Fully diluted net income per share: Fully diluted net income per share for the three months ended June 30, 2011 was $0.16, as compared to $0.15 for the same period last year.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		$	%
	2011	2010	Change	Change
Sales revenue	$14,179,746	$12,176,674	$2,003,072	16.45%
Cost of sales	(8,102,332)	(6,832,994)	(1,269,338)	18.58%
Gross profit	6,077,414	5,343,680	733,734	13.73%
Operating expenses:
Administrative expenses	1,027,211	1,005,291	21,920	2.18%
Research and development expenses	437,173	188,581	248,592	131.82%
Selling expenses	1,524,185	1,341,283	182,902	13.64%
Total operating expenses	2,988,569	2,535,155	453,414	17.89%
Income from operations	3,088,845	2,808,525	280,320	9.98%
Interest income	10,030	2,686	7,344	273.42%
Other income	847,930	78,647	769,283	978.15%
Finance costs	(209,389)	(128,833)	(80,556)	62.53%
Income before income taxes and noncontrolling interests	3,737,416	2,761,025	976,391	35.36%
Income taxes	(493,073)	(407,048)	(86,025)	21.13%
Net income before noncontrolling interests	3,244,344	2,353,977	890,366	37.82%
Net loss attributable to noncontrolling interests	69,061	37,573	31,488	83.80%
Net income attributable to THT Heat Transfer Technology Inc. common stockholders	$3,313,404	$2,391,550	$921,854	38.55%

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue for the three months ended June 30, 2011 amounted to approximately $14.18 million, an increase of approximately $2.00 million, or 16.45%, from approximately $12.18 million for the same period in 2010. Net sales in the three months ended June 30, 2011 included approximately $2.21 million for heat exchange units and approximately $9.78 million for PHEs, while our net sales in the same period in 2010 included approximately $1.70 million for heat exchange units and approximately $8.11 million for PHEs. In particular, the sales revenue from our shell-and-tube heat exchangers increased by approximately $0.42 million, or 614.51%, to approximately $0.49 million in the three months ended June 30, 2011, from approximately $0.07 million in the same period in 2010. Our sales from our PHEs increased approximately $1.67 million, or 20.64%, in the three months ended June 30, 2011. The increase was mainly attributable to market acceptance of our total solutions and products in the metallurgy, petrochemical and shipbuilding industries. Our heat exchange unit sales increased by approximately $0.51 million, or 30.25%, due to rapid urbanization in China. The increase in sales of our shell-and-tube heat exchanger products compared with last year was a result of increased orders from the metallurgical industry.

Cost of sales. Our cost of sales, which consist of raw materials, direct labor and manufacturing overhead expenses, increased by approximately $1.27 million, or 18.58%. The increase in cost of sales was mainly attributable to the significant increase in our sales revenue in the second quarter of 2011. Cost of sales as a percentage of sales revenue were approximately 57.14% and approximately 56.11% for the three month periods ended June 30, 2011 and 2010, respectively, an increase of 1.03 percentage points. The increase was mainly attributable to the increase in the labor costs and raw materials costs in the second quarter in 2011 compared with the same period in 2010.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased approximately $0.73 million, or 13.73%, to approximately $6.08 million for the three months ended June 30, 2011, from approximately $5.34 million for the same period in 2010. Although the average unit price of our products increased in the second quarter of 2011 in comparison with the same period in 2010, gross profit margin for the three months ended June 30, 2011 dropped to 42.86% from 43.88% for the same period in 2010. The decrease in our gross profit margin was mainly attributable to the increase in the labor costs and raw materials costs in the second quarter in 2011 compared with the same period in 2010.

Administrative expenses. Our administrative expenses increased slightly by approximately $0.02 million, or 1.98%, to approximately $1.03 million for the three months ended June 30, 2011, from approximately $1.01 million for the same period in 2010. There was no significant change in administrative expenses.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased approximately $0.25 million, or 131.82%, to approximately $0.44 million for the three months ended June 30, 2011, from approximately $0.19 million for the same period in 2010. The increase was mainly attributable to the research and development expenses for new products in the second quarter of 2011.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by approximately $0.18 million, or 13.64%, to approximately $1.52 million for the three months ended June 30, 2011, from approximately $1.34 million for the same period in 2010. The increase was mainly attributable to salary increase for our sales team. The salary increased by approximately $0.18 million, or 52.94%, to approximately $0.52 million for the three months ended June 30, 2011, from approximately $0.34 million for the same period in 2010.

Income before income taxes. Income before income taxes was approximately $3.74 million for the three months ended June 30, 2011, compared with approximately $2.76 million for the same period in 2010. The increase of income before income tax was mainly attributable to the significant increase in our sales revenue and the other income increased approximately $0.77 million partly due to a $0.54 million Siping government grant to be used for the development of our Company. Income before income taxes as a percentage of sales revenue increased to approximately 26.36% for the three months ended June 30, 2011, as compared to approximately 22.67% for the same period in 2010, due to the factors described above.

Income taxes. Our income taxes increased to $0.49 million during the three months ended June 30, 2011, from $0.41 million during the same period in 2010. This increase in taxes was due to our higher revenues and operating profits.

Net income attributable to common stockholders. As a result of the foregoing factors, our net income attributable to common stockholders increased by approximately $0.92 million, or 38.55%, to approximately $3.31 million for the three months ended June 30, 2011, from approximately $2.39 million for the same period in 2010. As a percentage of sales revenue, our net income attributable to common stockholders was approximately 23.36% and approximately 19.64% for the three months ended June 30, 2011 and 2010, respectively.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

	Six Months Ended June 30,		$	%
	2011	2010	Change	Change
Sales revenue	$28,232,666	$22,305,963	$5,926,703	26.57%
Cost of sales	(16,112,561)	(12,715,884)	(3,396,677)	26.71%
Gross profit	12,120,105	9,590,079	2,530,026	26.38%
Operating expenses:
Administrative expenses	1,740,142	1,784,635	(44,493)	(2.49)%
Research and development expenses	784,662	362,034	422,628	116.74%
Selling expenses	3,224,048	2,839,139	384,909	13.56%
Total operating expenses	5,748,852	4,985,808	763,044	15.30%
Income from operations	6,371,253	4,604,271	1,766,982	38.38%
Interest income	23,916	7,236	16,680	230.51%
Other income	852,687	164,251	688,436	419.14%
Finance costs	(401,986)	(260,642)	(141,344)	54.23%
Income before income taxes and noncontrolling interests	6,845,870	4,515,116	2,330,754	51.62%
Income taxes	(917,538)	(725,099)	(192,439)	26.54%
Net income before noncontrolling interests	5,928,332	3,790,017	2,138,315	56.42%
Net loss attributable to noncontrolling interests	41,650	100,959	(59,309)	(58.75)%
Net income attributable to THT Heat Transfer Technology Inc. common stockholders	$5,969,982	$3,890,976	$2,079,006	53.43%

Sales revenue. Our sales revenue for the six months ended June 30, 2011 amounted to approximately $28.23 million, an increase of approximately $5.93 million, or 26.57%, from approximately $22.31 million for the same period in 2010. Our sales volume in the six months ended June 30, 2011 amounted to 1,920 units, an increase of 334 units, from 1,586 units for the same period in 2010. Net sales in the six months ended June 30, 2011 included approximately $6.46 million for heat exchange units and approximately $15.40 million for PHEs, while our net sales in the same period in 2010 included approximately $5.62 million for heat exchange units and approximately $12.36 million for PHEs. In particular, the sales revenue from our shell-and-tube heat exchangers increased by approximately $3.11 million, or 1257%, to approximately $3.36 million in the six months ended June 30, 2011, from approximately $0.25 million in the same period in 2010. Our sales from our PHEs increased approximately $3.04 million, or 24.62%, in the six months ended June 30, 2011. The increase was mainly attributable to market acceptance of our total solutions and products in the metallurgy, petrochemical and shipbuilding industries. Our heat exchange unit sales increased by approximately $0.84 million, or 15.10%, due to rapid urbanization in China. The increase in sales of our shell-and-tube heat exchanger products compared with last year was a result of increased orders from the metallurgical industry.

Cost of sales. Our cost of sales was approximately $16.11 million for the six month period ended June 30, 2011, an increase of approximately $3.40 million, or 26.71%, from approximately $12.72 million for the six month period ended June 30, 2010. The increase in cost of sales was mainly attributable to the significant increase in our sales volume and our sales revenue in the 2011 period. Cost of sales as a percentage of sales revenue were approximately 57.07% and approximately 57.01% for the six month periods ended June 30, 2011 and 2010, respectively, a increase of 0.06 percentage points. The increase was mainly attributable to the increase in the labor costs and raw materials costs in the second quarter of 2011 compared with the same period in 2010.

Gross profit. Our gross profit increased approximately $2.53 million, or 26.38%, to approximately $12.12 million for the six months ended June 30, 2011, from approximately $9.59 million for the same period in 2010. The increase in our gross profit was mainly attributable to the increase in the average unit price of our products in the 2011 period compared with the same period in 2010. Gross profit as a percentage of sales revenue was approximately 42.93% for the six months ended June 30, 2011, as compared to approximately 42.99% during the same period in 2010. The decrease in our gross profit margin was mainly attributable to the increase in the labor costs and raw materials costs in the second quarter of 2011 compared with the same period in 2010.

Administrative expenses. Our administrative expenses decreased by approximately $0.04 million, or 2.49%, to approximately $1.74 million for the six months ended June 30, 2011, from approximately $1.78 million for the same period in 2010. There was no significant change in administrative expenses.

Research and development expenses. Our research and development expenses increased approximately $0.42 million, or 116.74%, to approximately $0.78 million for the six months ended June 30, 2011, from approximately $0.36 million for the same period in 2010. The increase was mainly because of research and development expenses for new products in the second quarter of 2011.

Selling expenses. Our selling expenses increased by approximately $0.38 million, or 13.56%, to approximately $3.22 million for the six months ended June 30, 2011, from approximately $2.84 million for the same period in 2010. The increase was mainly attributable to salary increase for our sales team. The salary increased by approximately $0.19 million, or 29.69%, to approximately $0.83 million for the six months ended June 30, 2011, from approximately $0.64 million for the same period in 2010.

Income before income taxes. Income before income taxes was approximately $6.85 million for the six months ended June 30, 2011, compared with approximately $4.52 million for the same period in 2010. The increase of income before income tax was mainly attributable to the significant increase in our sales revenue and the other income increased approximately $0.61 million partly due to a $0.54 million Siping government grant for the development of our Company. Income before income taxes as a percentage of sales revenue increased to approximately 24.26% for the six months ended June 30, 2011, as compared to approximately 24.24% for the same period in 2010, due to the factors described above.

Income taxes. Our income taxes increased to approximately $0.92 million during the six months ended June 30, 2011, from approximately $0.73 million during the same period in 2010. This increase in taxes was due to our higher revenues and operating profits.

Net income attributable to common stockholders. As a result of the foregoing factors, our net income attributable to common stockholders increased by approximately $2.08 million, or 53.43%, to approximately $5.97 million for the six months ended June 30, 2011, from approximately $3.89 million for the same period in 2010. As a percentage of sales revenue, our net income attributable to common stockholders was approximately 21.15% and approximately 17.44% for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $5.15 million, primarily consisting of cash on hand and demand deposits. We anticipate that cash on hand, and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(10,132,984)	$(906,729)
Net cash used in investing activities	(2,862,537)	(558,769)
Net cash used in financing activities	(1,635,277)	(1,001,341)
Effects of exchange rate change in cash	1,343,166	(14,724)
Net decrease in cash and cash equivalents	(13,287,632)	(2,481,563)
Cash and cash equivalents at beginning of the period	18,438,430	5,379,627
Cash and cash equivalent at end of the period	$5,150,798	$2,898,064

Operating Activities

Net cash used in operating activities was $10.13 million in the six months ended June 30, 2011, compared with $0.91 million in the same period in fiscal year 2010. The increase in net cash used in operating activities during the second quarter of 2011 was mainly due to (1) prepayment for the purchase of raw materials and staff advance in the amount of $5.54 million in anticipation of the production requirements for the upcoming production peak season in third quarter; (2) the increase in bills receivable by approximately $1.53 million compared with the same period in 2010; (3) the increase in other payables and accrued expenses by approximately $3.38 million compared with the same period in 2010; and (4) release of counter guarantee receivable of $0.21 million.

Investing Activities

Net cash used in investing activities was $2.86 million in the six months ended June 30, 2011, compared with $0.56 million in the same period in fiscal year 2010. The net cash used in investing activities during the period ended June 30, 2011 was primarily used for the land use right and purchase of equipment.

Financing Activities

Net cash used in financing activities was $1.64 million in the six months ended June 30, 2011, compared with $1.00 million in the same period in fiscal year 2010.The increase in cash outflow resulted from an increase in restricted cash in the amount of approximately $0.88 million and net repayment of bank and other long term loan of approximately $0.76 million.

As of June 30, 2011, the amount outstanding, maturity date and term of each of our bank loans were as follows:

Bank	Amount*	Interest Rate	Maturity Date	Duration

Industrial and Commercial Bank of China, Siping Station Branch	$3,094,000	5.35%	July 27, 2011	169 days
Industrial and Commercial Bank of China, Siping Station Branch	329,511	6.14%	September 26, 2011	131 days
Industrial and Commercial Bank of China, Siping Station Branch	317,135	6.14%	July 27, 2011	70 days
Industrial and Commercial Bank of China, Siping Station Branch	290,836	6.14%	August 29, 2011	103 days
Industrial and Commercial Bank of China, Siping Station Branch	7,735,000	6.31%	June 13, 2012	1 year
Total	$11,766,482

* Calculated based on the exchange rate of $1 = RMB 6.46

* The Company intends to use its bank loans to buy raw materials in anticipation of the production requirements for the upcoming production peak season in third quarter.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Six Months Ended June 30,
	2011	2010
Construction costs	$187,246	$333,766
Purchase of equipment	221,168	235,244
Prepayment for land use right	1,943,381	-
Total capital expenditures	$2,351,795	$569,010

We estimate that our total capital expenditures in fiscal year 2011 will reach approximately $9.00 million: $4.50 million of which will be used for the land use right, $3.00 million of which will be used to fund construction costs and $1.50 million will be used for new equipment purchases. The funds for our capital expenditures came from the private placement in December 2010.

Obligations Under Material Contracts

Except with respect to the loan obligations disclosed above, we have no material obligations to pay cash or deliver cash to any other party.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of June 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the three months and six months period ended June 30, 2011 and 2010, the Company didn’t have any customers which represented 10% or of the Company’s condensed consolidated sales revenue.

As of June 30, 2011 and December 31, 2010, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The carrying amounts of the Company’s financial assets and liabilities as of June 30, 2011 approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

Noncontrolling interests

Noncontrolling interest on the condensed consolidated balance sheets resulted from the consolidation of 75% and 99.5% owned subsidiaries, Beijing Juyuan and Tianjin Juyuan, respectively.

The schedule below illustrates the movements in the noncontrolling interests:

	Six months ended June 30,
	(Unaudited)
	2011	2010

Balance at beginning of period	$(61,891)	$241,279
Net income loss attributable to noncontrolling interests	(41,650)	(100,959)
Foreign currency translation adjustments	(1,773)	626

Balance at end of period	$(105,314)	$140,946

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption.

The FASB issued Accounting Standards Update (ASU) No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this Update temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this ASU has no material impact on the Company’s financial statements.

The FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies. The management is assessing the impact of this ASU on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Chief Financial Officer, Mr. Jianjun He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Zhao and He determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of June 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2011, our management concluded that we still need to hire qualified accounting personnel and enhance the supervision, monitoring and review of the financial statements preparation processes. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP. We are actively searching for additional personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

101.1

The following materials from the THT Heat Transfer Technology, Inc. Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jianjun He
Jianjun He, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)