Form 10-Q
period 2011-09-30
THT Heat Transfer Technology, Inc.
filed 2011-11-21
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

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

_____________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                 No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 15, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	(Removed and Reserved)	12
Item 5.	Other Information	12
Item 6.	Exhibits	12

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THT Heat Transfer Technology, Inc.

Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2011 and 2010
(Stated in US dollars)

THT Heat Transfer Technology, Inc.
Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2011 and 2010

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2011 and 2010
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010

Sales revenue	$10,309,768	$12,776,866	$38,542,434	$35,082,829
Cost of sales	(5,799,160)	(7,212,523)	(21,911,721)	(19,928,407)

Gross profit	4,510,608	5,564,343	16,630,713	15,154,422

Operating expenses
Administrative expenses	1,645,904	1,641,745	3,386,046	3,426,380
Research and development expenses	365,037	301,465	1,149,699	663,499
Selling expenses	2,300,748	1,814,635	5,524,796	4,653,774

	4,311,689	3,757,845	10,060,541	8,743,653

Income from operations	198,919	1,806,498	6,570,172	6,410,769
Interest income	10,568	3,473	34,484	10,709
Other income - Note 16	62,275	137,066	914,962	301,317
Finance costs - Note 17	(360,702)	(170,089)	(762,688)	(430,731)

(Loss)/ income before income taxes	(88,940)	1,776,948	6,756,930	6,292,064
Income taxes - Note 8	(89,283)	(324,299)	(1,006,821)	(1,049,398)

Net (loss)/ income before noncontrolling interests	(178,223)	1,452,649	5,750,109	5,242,666
Net loss attributable to noncontrolling interests	300,336	106,186	341,986	207,145

Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$122,113	$1,558,835	$6,092,095	$5,449,811

Net (loss)/ income before noncontrolling interests	$(178,223)	$1,452,649	$5,750,109	$5,242,666
Other comprehensive income
Foreign currency translation adjustments	466,534	471,314	1,451,520	584,232

Comprehensive income	288,311	1,923,963	7,201,629	5,826,898
Comprehensive loss attributable to noncontrolling interests	306,588	105,460	350,011	205,793

Comprehensive income attributable to THT Heat Transfer Technology, Inc. common stockholders	$594,899	$2,029,423	$7,551,640	$6,032,691

Earnings per share attributable to THT Heat Transfer Technology, Inc. common stockholders - Note 18
- Basic and diluted	$0.01	$0.10	$0.30	$0.34

Weighted average number of shares outstanding
- Basic and diluted	20,453,500	16,000,000	20,453,500	16,000,000

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$3,304,397	$18,438,430
Restricted cash - Note 4	3,074,119	1,677,566
Trade receivables, net - Note 5	32,182,855	25,651,880
Counter guarantee receivable - Note 14	-	212,372
Bills receivable	932,202	469,161
Other receivables, prepayments and deposits, net - Note 6	14,655,589	6,197,565
Inventories, net - Note 7	22,494,102	13,705,690
Deferred tax assets	204,991	163,239

Total current assets	76,848,255	66,515,903
Retention receivable	1,341,201	1,409,057
Counter guarantee receivable - Note 13	234,300	-
Property, plant and equipment, net - Note 9	7,094,221	6,797,947
Deposit for acquisition of property, plant and equipment	543,888	-
Land use rights - Note 10	1,018,646	1,005,428
Prepayment for land use rights - Note 10	4,344,210	-

TOTAL ASSETS	$91,424,721	$75,728,335

See the accompanying notes to condensed consolidated financial statements.

THT Heat Transfer Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

	September 30,	December 31,
	2011	2010
	(Unaudited)

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$3,224,080	$2,803,874
Other payables and accrued expenses - Note 11	15,871,756	13,364,671
Income tax payable	842,430	1,380,979
Short-term bank loans - Note 12	13,745,600	10,618,610
Current maturities of long-term bank loan - Note 13	937,200	-
Current maturities of other long-term loan - Note 14	-	1,668,639

Total current liabilities	34,621,066	29,836,773
Long-term bank loan - Note 13	3,748,800	-

TOTAL LIABILITIES	38,369,866	29,836,773

COMMITMENTS AND CONTINGENCIES - Note 21

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share
Authorized 10,000,000 shares; none issued and outstanding
Common stock : par value $0.001 per share - Note 15
Authorized 190,000,000 shares; issued and outstanding
20,453,500 shares as of September 30, 2011 and
December 31, 2010	20,454	20,454
Additional paid-in capital	27,396,455	27,396,455
Statutory reserve	2,734,693	1,902,632
Accumulated other comprehensive income	3,421,495	1,961,950
Retained earnings	19,931,996	14,671,962

Total THT Heat Transfer Technology, Inc. stockholders’ equity	53,505,093	45,953,453
Noncontrolling interests	(450,238)	(61,891)

TOTAL EQUITY	53,054,855	45,891,562

TOTAL LIABILITIES AND EQUITY	$91,424,721	$75,728,335

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010
(Unaudited)
(Stated in US Dollars)

	Nine months ended
	September 30,
	(unaudited)
	2011	2010
Cash flows from operating activities
Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$6,092,095	$5,449,811
Adjustments to reconcile net income attributable to THT Heat Transfer Technology, Inc. common stockholders to net cash used in operating activities :-
Depreciation and amortization	700,559	628,463
Deferred taxes	(36,313)	(97,095)
Gain on disposal of property, plant and equipment	-	(750)
(Reversal of)/provision for doubtful debts	(107,156)	942,092
Noncontrolling interests	(380,322)	(207,145)
Changes in operating assets and liabilities :-
Trade receivables	(5,569,580)	(10,381,628)
Bills receivable	(441,918)	297,761
Other receivables, prepayments and deposits	(8,086,432)	(2,321,298)
Inventories	(8,247,187)	(1,507,684)
Retention receivable	107,951	192,528
Counter guarantee receivable	(15,370)	-
Trade payables	331,533	228,367
Other payables and accrued expenses	2,021,271	1,395,201
Income tax payable	(570,290)	601,300

Net cash flows used in operating activities	(14,201,159)	(4,780,077)

Cash flows from investing activities
Prepayment for land use rights	(4,274,681)	-
Deposit for acquisition of property, plant and equipment	(535,183)	-
Payments to acquire property, plant and equipment	(777,035)	(775,109)
Proceeds from sale of property, plant and equipment	-	10,270

Net cash flows used in investing activities	(5,586,899)	(764,839)

Cash flows from financing activities
Proceeds from bank loans	22,142,022	5,868,200
Repayment of bank loans	(14,764,422)	(2,934,100)
Repayment of long-term loan	(1,690,700)	(880,230)
Restricted cash	(1,325,172)	(244,315)

Net cash flows provided by financing activities	4,361,728	1,809,555

Effect of foreign currency translation on cash and cash equivalents	292,297	63,082

Net decrease in cash and cash equivalents	(15,134,033)	(3,672,279)
Cash and cash equivalents - beginning of period	18,438,430	5,379,627

Cash and cash equivalents - end of period	$3,304,397	$1,707,348

Supplemental disclosures for cash flow information
Cash paid for :-
Interest	$643,909	$384,787
Income taxes	$1,630,578	$658,930

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

On June 30, 2009, Mr. Zhao entered into an option agreement with Ms. Jinghua Zhao, the sole shareholder of Wisetop, pursuant to which Mr. Zhao was granted an option, exercisable after 180 days, to acquire all of the equity interests of Wisetop owned by Ms. Jinghua Zhao at an exercise price of $3,246,160. This option expired on June 30, 2011. On May 16, 2011, an amendment to the option agreement was signed by both parties extending the exercise period until June 30, 2012.

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

On November 30, 2010, Juyuan Heat Equipment (Tianjin) Co., Ltd. (“Tianjin Juyuan”) was established in the PRC, of which Siping Juyuan and Mr. Zhao contributed $1,467,555 and $37,630 respectively to its registered capital, representing 99.5% and 0.5% equity interest in Tianjin Juyuan respectively. On September 22, 2011, Tianjin Juyuan was formally dissolved with the approval of the Tianjin Industrial and Commercial Administrative Bureau Baodi Branch.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Description of business

The Company is a holding company whose primary business is conducted through its subsidiaries, namely Siping Juyuan which is located in the Jilin Province and Beijing Juyuan which is located in Beijing City of the PRC. The Company is engaged in the manufacturing and trading of plate heat exchangers and various related products.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of September 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the three-month and nine-month periods ended September 30, 2011 and 2010, the Company did not have any customers which represented 10% or more of the Company's condensed consolidated sales revenue.

As of September 30, 2011 and December 31, 2010, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for long-term loan disclosed as below, the carrying amounts of other financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates:

As of September 30, 2011		As of December 31, 2010
Carrying	Fair value	Carrying	Fair value
amount		amount

$4,686,000	$4,758,032	$-	$-

Noncontrolling interests

Noncontrolling interest on the condensed consolidated balance sheets resulted from the consolidation of 75% and 99.5% owned subsidiaries, Beijing Juyuan and Tianjin Juyuan, respectively. Upon dissolution of Tianjin Juyuan, noncontrolling interest of $89 was reversed during the nine months ended September 30, 2011. The schedule below illustrates the movements in the noncontrolling interests:

	Nine months ended
	September 30,
	(Unaudited)
	2011	2010

Balance at beginning of period	$(61,891)	$241,279
Net loss attributable to noncontrolling interests	(341,986)	(207,145)
Dissolution of subsidiary - Note 23	(38,336)	-
Foreign currency translation adjustments	(8,025)	1,352

Balance at end of period	$(450,238)	$35,486

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

The FASB issued Accounting Standards Update (ASU) No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this Update temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is effective for interim and annual periods ending after June 15, 2011. The adoption of this ASU has no material impact on the Company’s financial statements.

The FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies. The ASU is effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this ASU has no material impact on the Company’s financial statements.

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

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Restricted cash

	September 30,	December 31,
	2011	2010
	(Unaudited)

Bank deposits held as collateral for performance bonds issued by the banks to customers	$3,074,119	$1,677,566

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

5.	Trade receivables, net

	September 30,	December 31,
	2011	2010
	(Unaudited)

Trade receivables	$33,467,528	$27,005,255
Less : Allowance for doubtful accounts	(1,284,673)	(1,353,375)

	$32,182,855	$25,651,880

As of September 30, 2011 and December 31, 2010, the Company’s trade receivables of $15,802,167 and $5,922,542, respectively, were pledged as collateral under certain loan and guarantee arrangements (Note 12).

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2011 and 2010 is as follows :-

	Nine months ended
	September 30,
	(Unaudited)
	2011	2010

Balance at beginning of period	$1,353,375	$598,215
(Reversal of)/provision for doubtful accounts	(107,157)	942,092
Translation adjustments	38,455	29,062

Balance at end of period	$1,284,673	$1,569,369

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Other receivables, prepayments and deposits

	September 30,	December 31,
	2011	2010
	(Unaudited)

Advances to staff	$2,759,903	$689,392
Deposits for public bid	1,315,375	897,729
Prepayments to suppliers	10,266,888	4,511,729
Other receivables	385,758	168,964

	14,727,924	6,267,814
Less : Allowance for doubtful accounts	(72,335)	(70,249)

	$14,655,589	$6,197,565

The advances to staff mainly represent staff drawings for handling selling and logistic activities for the Company in the ordinary course of business.

No further allowance for doubtful accounts was recognized during the nine months ended September 30, 2011 and 2010.

7.	Inventories

	September 30,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$5,412,920	$3,065,946
Work-in-progress	17,079,656	10,658,253
Finished goods	20,585	-

	22,513,161	13,724,199
Allowance for obsolete inventories	(19,059)	(18,509)

	$22,494,102	$13,705,690

No further allowance for obsolete inventories was recognized during the nine months ended September 30, 2011 and 2010.

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

The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of September 30, 2011 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

HK

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong profits tax has been made as Star Wealth had no taxable income during the reporting periods.

PRC

Siping Juyuan, Beijing Juyuan and Tianjin Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan, being a Sino-foreign joint venture enterprise, is entitled to two years’ EIT exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in the fiscal year 2008 and Beijing Juyuan was subject to EIT at the rate of 12.5% for both the periods ended September 30, 2011 and 2010 respectively.

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan a refund of value-added tax paid during the reporting periods (Note 16).

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9.	Property, plant and equipment, net

	September 30,	December 31,
	2011	2010
	(Unaudited)
Cost
Buildings	$3,961,311	$3,847,047
Plant and machinery	3,740,030	3,239,819
Office equipment	704,799	612,154
Motor vehicles	385,787	318,934

	8,791,927	8,017,954
Accumulated depreciation	(3,538,688)	(2,761,361)
Construction in progress	1,840,982	1,541,354

Net	$7,094,221	$6,797,947

During the reporting periods, depreciation is included in :-

	Nine months ended
	September 30,
	(Unaudited)
	2011	2010

Cost of sales and overheads of inventories	$324,592	$184,899
Research and development expenses	179,339	86,067
Administrative expenses	180,249	132,629

	$684,180	$403,595

As of September 30, 2011 and December 31, 2010, property, plant and equipment with net book values $3,225,468 and $2,931,629, respectively, were pledged as collateral under certain loan arrangements (Note 12).

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

10.	Land use rights

	September 30,	December 31,
	2011	2010
	(Unaudited)

Land use rights	$1,100,328	$1,068,589
Accumulated amortization	(81,682)	(63,161)

	$1,018,646	$1,005,428

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of September 30, 2011 and December 31, 2010, the land use rights were pledged as collateral under certain loan arrangements (Note 12).

During the nine months ended September 30, 2011 and 2010, amortization amounted to $16,379 and $15,633 respectively. The estimated amortization expense for each of the five succeeding years from 2010 is approximately $22,000 each year.

The Company made a prepayment for land use rights of RMB27.8million (approximately $4.3 million) during the nine months ended September 30, 2011, which has been reflected on the accompanying condensed consolidated balance sheet as of September 30, 2011. The area is approximately 152,246 square meters and is intended for future manufacturing facilities expansion.

11.	Other payables and accrued expenses

	September 30,	December 31,
	2011	2010
	(Unaudited)

Accrued audit fee	$8,000	$71,840
Receipt in advance from customers	11,915,087	7,896,814
Pension payable	810,680	546,436
Salaries payable	565,181	283,300
Other payables and accrued expenses	2,572,808	4,566,281

	$15,871,756	$13,364,671

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Included in other payables as of September 30, 2011 and December 31, 2010 was an amount of $2,404,699 and $2,243,561 respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project (the “Project”). The Project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Short-term bank loans

	September 30,	December 31,
	2011	2010
	(Unaudited)

Secured bank loans	$13,745,600	$7,584,721
Unsecured bank loans	-	3,033,889

	$13,745,600	$10,618,610

All bank loans are repayable within one year and carry annual interest at 100% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”) or at a fixed rate of 5.56% per annum.

The secured bank loans were secured by the following assets of the Company :-

	September 30,	December 31,
	2011	2010
	(Unaudited)

Trade receivables (Note 5)	$15,802,167	$5,922,542
Property, plant and equipment (Note 9)	3,225,468	2,931,629
Land use rights (Note 10)	1,018,646	1,005,428

	$20,046,281	$9,859,599

The unsecured bank loans as of December 31, 2010 were guaranteed by Mr. Zhao and a non-related party who did not receive any compensation for acting as guarantors for the Company.

During the reporting periods, there was no covenant requirement under the bank loans granted to the Company.

13.	Long-term bank loan

The loan is interest bearing at an annual rate of 115% of the benchmark rate of the PBOC for one-year to three-year long-term loans and guaranteed by a third party, who received $115,275 from the Company for acting as guarantor. The Company paid a counter guarantee of $234,300 as of September 30, 2011, to the third party.

Maturities of the bank loan as of September 30, 2011 are as follow :-

Year
2012	$937,200
2013	1,874,400
2014	1,874,400

$4,686,000

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

14.	Other long-term loan

The loan is borrowed from a non-financial institution, bearing interest at an annual rate of 106% of the benchmark rate of the PBOC for three-year to five-year long-term loans and guaranteed by a third party.

The Company paid a counter guarantee of $212,372 as of December 31, 2010, to the third party. Due to maturity of loan, the counter guarantee was released as at September 30, 2011.

The outstanding principal balance of the long-term loan as of September 30, 2011 became due and was settled by September 30, 2011.

15.	Common stock

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

In connection with the offering of shares under the private placement, 222,675 warrants were issued to the financial advisor on December 7, 2010, as partial compensation for services, to purchase an aggregate of 222,675 shares of common stock of the Company, representing 5% of the offered shares. The warrants have a term of three years and are exercisable from the first anniversary of the issuance and have an exercise price of $3.84. The fair value of the warrants at date of issue was $396,939 as appraised by an independent qualified valuer. At September 30, 2011, all the issued share warrants were still outstanding.

In connection with its entry into the Securities Purchase Agreement, the Company also entered into a make good escrow arrangement with Wisetop, the Investors and other parties, details of which are set out in note 19 to the condensed consolidated financial statements.

16.	Other income

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Refund of value-added tax under tax Concession	$57,684	$66,743	$205,103	$222,931
Government grants	3,554	-	546,250	-
Sales of scrap materials	1,037	-	159,388	-
Others, net	-	70,323	4,221	78,386

	$62,275	$137,066	$914,962	$301,317

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

17.	Finance costs

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Interest expense	$315,910	$124,119	$643,909	$384,761
Bank charges and net exchange loss	44,792	45,970	118,779	45,970

	$360,702	$170,089	$762,688	$430,731

18.	Earnings per share

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

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company contributed $420,281 and $277,242 for the nine months ended September 30, 2011 and 2010, respectively.

21.	Commitments and contingencies

Capital commitment	September 30,	December 31,
	2011	2010
	(Unaudited)

Land use rights	$135,035	$-
Construction in progress	357,772	447,210

	$492,807	$447,210

As of September 30, 2011 and December 31, 2010, the Company had capital commitments in respect of acquisition of land use rights and the construction of the Company’s campus and factory that were contracted for but not provided in the condensed consolidated financial statements.

Contingencies

As of September 30, 2011 and December 31, 2010, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

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

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of September 30, 2011 and December 31, 2010 respectively. The Company believes that a reasonable estimate of the possible loss ranges from $Nil to approximately $1,731,000 as of September 30, 2011 (December 31, 2010: from $Nil to approximately $1,681,000)

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

21.	Commitments and contingencies (Cont’d)

Contingencies (Cont’d)

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

The Company’s sales revenues by products for the nine months ended September 30, 2011 and 2010 were as follows :-

	Nine months ended September 30,
	2011	%	2010	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$20,009,468	52	$20,017,975	57
Heat exchange unit	7,860,800	20	7,666,681	22
Air-cooled heat exchanger	2,640,027	7	3,688,726	11
Shell-and-tube heat exchanger	4,137,442	11	2,162,102	6
Others	3,894,697	10	1,547,345	4

	$38,542,434	100	$35,082,829	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

23.	Dissolution of Subsidiary

As discussed in Note 1, on September 22, 2011, the subsidiary, Tianjin Juyuan was formally dissolved with the approval of the Tianjin Industrial and Commercial Administrative Bureau Baodi Branch. As Tianjin Juyuan did not commence business before its dissolution, there is no significant impact on the condensed consolidated financial statement.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

24.	Related party transactions

Apart from the transactions as disclosed in note 12 to the condensed consolidated financial statements, the Company had no other material transactions carried out with its related parties during the reporting periods.

25.	Subsequent events

The Company has evaluated all events or transactions that occurred through the date the condensed consolidated financial statements were issued, and has determined that there were no material subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  “THT,” “Company,” “we,” “us,” or “our” refer to the combined business of THT Heat Transfer Technology, Inc., a Nevada corporation, and its subsidiaries: Megaway, Star Wealth, Siping Juyuan, Beijing Juyuan and Tianjin Juyuan;

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

  “Siping Juyuan” refers to Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd., a PRC company and our indirect, wholly-owned subsidiary;

  “Beijing Juyuan” refers to Beijing Juyuan Hanyang Heat Exchange Equipment Co., Ltd., a PRC company and our indirect, 75%-owned subsidiary;

  “Tianjin Juyuan” refers to Juyuan Heat Equipment (Tianjin) Co., Ltd., a PRC company and our indirect, 99.5%- owned subsidiary;

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

Recent Developments

The Company made a prepayment for land use rights of approximately $4.34 million (approximately RMB 27.81 million) during the nine months ended September 30, 2011, which has been reflected on the accompanying condensed consolidated balance sheet as of September 30, 2011. The area is approximately 152,246 square meters and is intended for future manufacturing facilities expansion .

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2011:

  Sales Revenue: Sales revenue was $10.31 million for the three months ended September 30, 2011, a decrease of $2.47 million, or 19.31%, from $12.78 million for the same period last year.

  Gross profit and margin: Gross profit was $4.51 million for the three months ended September 30, 2011, a decrease of $1.05 million, or 18.94%, from $5.56 million for the same period last year. Gross margin was 43.75% for the three months ended September 30, 2011, as compared to 43.55% for the same period last year, a 0.2% increase.

  Net income: Net income was $0.12 million for the three months ended September 30, 2011, a decrease of $1.44 million, or 92.17%, from $1.56 million for the same period last year.

  Fully diluted net income per share: Fully diluted net income per share for the three months ended September 30, 2011 was $0.01, as compared to $0.10 for the same period last year.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	September 30,		$	%
	2011	2010	Change	Change
Sales revenue	$10,309,768	$12,776,866	$(2,467,098)	19.31%
Cost of sales	(5,799,160)	(7,212,523)	1,413,363	19.60%
Gross profit	4,510,608	5,564,343	(1,053,735)	18.94%
Operating expenses:
Administrative expenses	1,645,904	1,641,745	4,159	0.25%
Research and development expenses	365,037	301,465	63,572	21.09%
Selling expenses	2,300,748	1,814,635	486,113	26.79%
Total operating expenses	4,311,689	3,757,845	553,844	14.74%
Income from operations	198,919	1,806,498	(1,607,579)	88.99%
Interest income	10,568	3,473	7,095	204.29%
Other income	62,275	137,066	(74,791)	54.57%
Finance costs	(360,702)	(170,089)	(190,613)	112.07%
Income before income taxes	(88,940)	1,776,948	(1,865,888)	105.01%
Income taxes	(89,283)	(324,299)	235,016	72.47%
Net (loss) income before noncontrolling interests	(178,223)	1,452,649	(1,630,872)	112.27%
Net loss attributable to noncontrolling interests	300,336	106,186	194,150	182.84%
Net income attributable to THT common stockholders	$122,113	$1,558,835	$(1,436,722)	92.17%

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue for the three months ended September 30, 2011 amounted to $10.31 million, a decrease of $2.47 million, or 19.31%, from $12.78 million for the same period in 2010. Our sales volume in the three months ended September 30, 2011 amounted to 645 units, a decrease of 902 units, from 1,547 units for the same period in 2010. Net sales in the three months ended September 30, 2011 included $1.40 million for heat exchange units and $4.61 million for PHEs, while our net sales in the same period in 2010 included $1.91 million for heat exchange units and $7.66 million for PHEs. Although our revenue generated from heat exchange units and PHEs decreased, the sales revenue from wide channel welded plate heat exchanger which is our new product increased by $1.37 million, or 100.00%, to $1.37 million in the three months ended September 30, 2011, from $0 in the same period in 2010. The orders’ value we received increased 32% compared with the same period in 2010. However, because of the tightened fiscal policy imposed by the Chinese government, many of our customers had cash flow problems and delayed their payments to us. As a result, we delayed our delivery to those customers and put finished products and semi-finished products into inventory. Our inventory increased $8.25 million as compared to the same period last year.

Cost of sales. Our cost of sales, which consist of raw materials, direct labor and manufacturing overhead expenses, was $5.80 million for the three month period ended September 30, 2011, a decrease of $1.41 million, or 19.60%, from $7.21 million for the three month period ended September 30, 2010. The decrease in cost of sales was mainly attributable to the significant decrease in our sales volume in the third quarter of 2011.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased $1.05 million, or 18.94%, to $4.51 million for the three months ended September 30, 2011, from $5.56 million for the same period in 2010. However, the average unit price of our products increased in the third quarter of 2011 in comparison with the same quarter in 2010. As a result, gross profit margin for the three months ended September 30, 2011 increased slightly to 43.75% from 43.55% for the same period in 2010. The decrease in our gross profit was mainly because of the decrease in our sales revenue as discussed above.

Administrative expenses. Our administrative expenses increased by $0.01 million, or 0.25%, to $1.65 million for the three months ended September 30, 2011, from $1.64 million for the same period in 2010. There was no significant change in administrative expenses.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased $0.06 million, or 21.09%, to $0.37 million for the three months ended September 30, 2011, from $0.30 million for the same period in 2010. The increase was mainly attributable to the increase in the research and development expenses for new products such as all-welded oil cooler applied in nuclear core in the third quarter of 2011.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by $0.49 million, or 26.79%, to $2.30 million for the three months ended September 30, 2011, from $1.81 million for the same period in 2010. The increase was mainly attributable to the salaries paid to the 15 people we added to the sales team. The average salary also increased at the same time as a result of general inflation in China. The salary increased by $0.37 million, or 90.24%, to $0.78 million for the three months ended September 30, 2011, from $0.41 million for the same period in 2010.

Loss/income before income taxes. Loss before income taxes was $0.09 million for the three months ended September 30, 2011, compared with income before income taxes of $1.78 million for the same period in 2010. The loss before income tax was mainly attributable to the significant decrease in our sales revenue and other income. Loss before income taxes as a percentage of sales revenue was 0.9% for the three months ended September 30, 2011, as compared to 13.90% income before income taxes as a percentage of sales revenue for the same period in 2010, due to the factors described above.

Income taxes. Our income taxes decreased to $0.09 million during the three months ended September 30, 2011, from $0.32 million during the same period in 2010. This decrease in taxes was due to our lower revenues and operating profits.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $1.44 million, or 92.17%, to $0.12 for the three months ended September 30, 2011, from $1.56 million for the same period in 2010. As a percentage of sales revenue, our net income attributable to common stockholders was 1.18% and 12.20% for the three months ended September 30, 2011 and 2010, respectively.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

	Nine Months Ended
	September 30,		$	%
	2011	2010	Change	Change
Sales revenue	$38,542,434	$35,082,829	$3,459,605	9.86%
Cost of sales	(21,911,721)	(19,928,407)	(1,983,314)	9.95%
Gross profit	16,630,713	15,154,422	1,476,291	9.74%
Operating expenses:
Administrative expenses	3,386,046	3,426,380	(40,334)	1.18%
Research and development expenses	1,149,699	663,499	486,200	73.28%
Selling expenses	5,524,796	4,653,774	871,022	18.72%
Total operating expenses	10,060,541	8,743,653	(1,316,888)	15.06
Income from operations	6,570,172	6,410,769	159,403	2.49%
Interest income	34,484	10,709	23,775	222.01%
Other income	914,962	301,317	613,645	203.65%
Finance costs	(762,688)	(430,731)	(331,957)	77.07%
Income before income taxes	6,756,930	6,292,064	464,866	7.39%
Income taxes	(1,006,821)	(1,049,398)	42,577	4.06%
Net income before noncontrolling interests	5,750,109	5,242,666	507,443	9.68%
Net loss attributable to noncontrolling interests	341,986	207,145	134,841	65.09%
Net income attributable to THT common stockholders	$6,092,095	$5,449,811	$642,284	11.79%

Sales revenue. Our sales revenue for the nine months ended September 30, 2011 amounted to $38.54 million, an increase of $3.46 million, or 9.86%, from $35.08 million for the same period in 2010. Our sales volume in the nine months ended September 30, 2011 amounted to 2,565 units, a decrease of 456 units, from 3,021 units for the same period in 2010. The sales volume went down but revenue still went up was mainly due to our sales volume and revenue increased in the first quarter and second quarter in 2011.The sales revenue from our shell-and-tube heat exchangers increased by $1.90 million, or 84.82%, to $4.14 million in the nine months ended September 30, 2011, from $2.24 million in the same period in 2010. Sales revenue from our wide channel welded plate heat exchanger which is our new product increased by $0.87 million, or 174%, to $1.37 million in the nine months ended September 30, 2011, from $0.50 million in the same period in 2010. The increased from other products increased approximately $ 0.87 million in the three months ended September 30, 2011.The increase in sales of our shell-and-tube heat exchanger and wide channel welded plate heat exchanger products was a result of increased orders from the metallurgical and petrochemical industry.

Cost of sales. Our cost of sales was $21.91 million for the nine month period ended September 30, 2011, an increase of $1.98 million, or 9.95%, from $19.93 million for the six month period ended September 30, 2010. The increase in the cost of sales was mainly attributable to the increase in our sales revenue and sales volume in the 2011 period. Cost of sales as a percentage of sales revenue were 56.85% and 56.80% for the nine month periods ended September 30, 2011 and 2010, respectively, an increase of 0.05 percentage points. The increase was mainly attributable to the increase in labor costs and raw materials costs in the nine months ended September 30, 2011, as compared to the same period in 2010.

Gross profit. Our gross profit increased $1.48 million, or 9.74%, to $16.63 million for the nine months ended September 30, 2011, from $15.15 million for the same period in 2010. The increase in our gross profit was mainly attributable to the increase in the average unit price of our products in the 2011 period as compared to the same period in 2010. Gross profit as a percentage of sales revenue was 43.15% for the nine months ended September 30, 2011, as compared to 43.20% during the same period in 2010. The increase in our gross profit was mainly attributable to the increase in our sales revenue.

Administrative expenses. Our administrative expenses decreased by $0.04 million, or 1.18%, to $3.39 million for the nine months ended September 30, 2011, from $3.43 million for the same period in 2010. There was no significant change in administrative expenses.

Research and development expenses. Our research and development expenses increased $0.49 million, or 73.28%, to $1.15 million for the nine months ended September 30, 2011, from $0.66 million for the same period in 2010. The increase was mainly due to the increase in the research and development expenses for new products such as all-welded oil cooler applied in nuclear core in the third quarter of 2011.

Selling expenses. Our selling expenses increased by $0.87 million, or 18.72%, to $5.52 million for the nine months ended September 30, 2011, from $4.65 million for the same period in 2010. The increase was mainly attributable to the salary increase of our sales team. The salary increased by $0.55 million, or 51.89%, to $1.61 million for the nine months ended September 30, 2011, from $1.06 million for the same period in 2010.

Income before income taxes. Income before income taxes was $6.76 million for the nine months ended September 30, 2011, compared with $6.29 million for the same period in 2010. The increase of income before income tax was mainly attributable to the increase in our sales revenue and other income. Income before income taxes as a percentage of sales revenue decreased to 17.53% for the nine months ended September 30, 2011, as compared to 17.94% for the same period in 2010, due to the factors described above.

Income taxes. Our income taxes decreased by to $0.04 million to $1.01 million during the nine months ended September 30, 2011, from $1.05 million during the same period in 2010. This was a result of lower assessable profits for the period which excludes non-taxable profit and nondeductible expenses.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders increased by $0.64 million, or 11.79%, to $6.09 million for the nine months ended September 30, 2011, from $5.45 million for the same period in 2010. As a percentage of sales revenue, our net income attributable to common stockholders was 15.81% and 15.53% for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $3.30 million, primarily consisting of cash on hand and demand deposits. We anticipate that cash on hand, and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Nine Months Ended September 30,
	2011	2010
Net cash (used in) operating activities	$(14,201,159)	$(5,024,392)
Net cash (used in) investing activities	(5,586,899)	(764,839)
Net cash provided by financing activities	4,361,728	2,053,870
Effects of exchange rate change in cash	292,297	63,082
Net decrease in cash and cash equivalents	(15,134,033)	(3,672,279)
Cash and cash equivalents at beginning of the period	18,438,430	5,379,627
Cash and cash equivalent at end of the period	$3,304,397	$1,707,348

Operating Activities

Net cash used in operating activities was $14.20 million in the nine months ended September 30, 2011, compared with $5.02 million in the same period in fiscal year 2010. The increase in net cash used in operating activities during the nine months ended September 30, 2011 was mainly due to (1) prepayment for the purchase of raw materials and staff advance in the amount of $8.09 million in anticipation of the production requirements for the upcoming production in the fourth quarter; (2) the increase in inventories by $8.25 million; and (3) the increase in trade receivables by $5.57 million.

Investing Activities

Net cash used in investing activities was $5.59 million in the nine months ended September 30, 2011, compared with $0.76 million in the same period in fiscal year 2010. The net cash used in investing activities during the nine months ended September 30, 2011 was primarily used for the land use right and purchase of equipment.

Financing Activities

Net cash provided by financing activities was $4.36 million in the nine months ended September 30, 2011, compared with $1.81 million net cash provided by financing activities in the same period in fiscal year 2010. The increase in net cash provided by financing activities resulted from the net effect of an increase in restricted cash in the amount of $1.33 million and net loans proceeds amounting to $5.69 million. As the orders we received increased 32% as compared with the same period in 2010, we applied more bank loans in order to meet the production requirements.

As of September 30, 2011, the amount outstanding, maturity date and term of each of our bank loans were as follows:

		Interest
Bank	Amount*	Rate	Maturity Date	Duration
Industrial and Commercial Bank of China, Siping Station Branch	$7,810,000	6.31%	June 13, 2012	1 year
Agricultural Bank of China, Jiuyuan Branch	3,124,000	6.31%	June 27, 2012	1 year
Agricultural Bank of China, Jiuyuan Branch	2,811,600	6. 56%	July 18, 2012	1 year
China Development Bank	937,200	7.6475%	May 20, 2012	1 year
China Development Bank	937,200	7.6475%	November 20, 2012	2 year
China Development Bank	937,200	7.6475%	May 20, 2013	2 year
China Development Bank	937,200	7.6475%	November 20, 2013	3year
China Development Bank	937,200	7.6475%	July 18, 2014	3 year
Total	$18,431,600

* Calculated based on the exchange rate of $1 = RMB 6.50

We intend to use our bank loans to buy raw materials in anticipation of the production requirements for the upcoming production in fourth quarter.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Nine Months Ended September 30,
	2011	2010
Construction costs	$106,916	$454,312
Purchase of equipment	504,467	495,661
Prepayment for land use right	4,274,681	-
Total capital expenditures	$4,886,064	$949,973

We estimate that our total capital expenditures in fiscal year 2011 will reach approximately $9.00 million: $4.50 million of which was used to acquire the land use right to build a new facility, $3.00 million of which will be used to fund construction costs and $1.50 million will be used for new equipment purchases. The funds for our capital expenditures came from the proceeds of the private placement in December 2010.

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

Critical Accounting Policies

After the consummation of the reorganization detailed in note 1 to the condensed consolidated financial statements, Mr. Zhao and the other original stockholders of Siping Juyuan maintain control over Siping Juyuan by virtue of the option agreements. Accordingly, accounting for recapitalization is adopted for the preparation of these condensed consolidated financial statements. These financial statements, issued under the name of the Company, represent the continuation of the financial statements of Siping Juyuan.

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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of September 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the three-month and nine-month periods ended September 30, 2011 and 2010, the Company did not have any customers which represented 10% or more of the Company's condensed consolidated sales revenue.

As of September 30, 2011 and December 31, 2010, the Company did not have any balance of gross trade receivables due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for long-term loan disclosed as below, the carrying amounts of other financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates:

As of		As of
September 30, 2011		December 31, 2010
Carrying	Fair value	Carrying	Fair value
amount		amount

$4,686,000	$4,758,032	$-	$-

Noncontrolling interests

Noncontrolling interest on the condensed consolidated balance sheets resulted from the consolidation of 75% and 99.5% owned subsidiaries, Beijing Juyuan and Tianjin Juyuan, respectively. Upon dissolution of Tianjin Juyuan, noncontrolling interest of $89 was reversed during the nine months ended September 30, 2011.

The schedule below illustrates the movements in the noncontrolling interests:

	Nine months ended
	September 30
	(Unaudited)
	2011	2010

Balance at beginning of period	$(61,891)	$241,279
Net loss attributable to noncontrolling interests	(341,986)	(207,145)
Dissolution of subsidiary - Note 23	(38,336)	-
Foreign currency translation adjustments	(8,025)	1,352

Balance at end of period	$(450,238)	$35,486

Recent Accounting Pronouncements

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Chief Financial Officer, Mr. Jianjun He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Zhao and He determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of September 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of September 30, 2011, our management concluded that we still need to hire qualified accounting personnel and enhance the supervision, monitoring and review of the financial statements preparation processes. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP. We are actively searching for additional personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with U.S. GAAP and financial reporting disclosure requirements under SEC rules.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November [*], 2011	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jianjun He
Jianjun He, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).