Form 10-K
period 2011-12-31
THT Heat Transfer Technology, Inc.
filed 2012-03-30
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 001-34812

THT HEAT TRANSFER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5463509
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

THT Industrial Park
No. 5 Nanhuan Road, Tiexi District
Siping, Jilin Province 136000
People’s Republic of China
(Address of principal executive offices)

86-434-3265241
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes [X]                   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]                   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]               No [X]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Capital Market) was approximately $46.3 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 20,453,500 shares of the registrant’s common stock outstanding as of March 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “THT,” “Company,” “we,” “us,” or “our” are to the combined business of THT Heat Transfer Technology, Inc., a Nevada corporation, and its consolidated subsidiaries: Megaway, Star Wealth, Siping Juyuan and Beijing Juyuan;

  “Megaway” are to Megaway International Holdings Limited, a BVI company;

  “Star Wealth” are to Star Wealth International Holdings Limited, a Hong Kong company;

  “Siping Juyuan” are to Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd., a PRC company;

  “Beijing Juyuan” are to Beijing Juyuan Hanyang Heat Exchange Equipment Co., Ltd., a PRC company;

  “BVI” are to the British Virgin Islands;

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC” and “China” are to the People’s Republic of China;

  “SEC” are to the Securities and Exchange Commission;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Securities Act” re to the Securities Act of 1933, as amended;

  “Renminbi” and “RMB” are to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS.

Overview of Our Business

We are a leading total solution provider in the heat exchange industry. Our major products are plate heat exchangers, heat exchanger units, air-cooled heat exchangers and shell-and-tube heat exchangers. Unlike most other heat exchanger manufacturers in China, we not only provide heat exchange products, but also provide total solutions to our customers. As a total solutions provider, we analyze the working condition of our customers, provide optimized designs based on analysis and simulation, offer high quality heat exchange products, and continuously assist our customers in improving the heat exchange process.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Our Corporate History

Background and History of BTHC VIII, Inc.

We were organized on August 7, 2006 as a Delaware corporation under the name BTHC VIII, Inc. to effect the reincorporation of BTHC VIII, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below. In accordance with the confirmed plan of reorganization, our business plan was to identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or other acquisition transaction.

In September 1999, Ballantrae Healthcare LLC and affiliated limited liability companies, including BTHC VIII, LLC, were organized for the purpose of operating nursing homes throughout the United States. On March 28, 2003, they filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 29, 2004, the United States Bankruptcy Court in the Northern District of Texas, Dallas Division approved the First Amended Joint Plan of Reorganization. On August 16, 2006, pursuant to the plan of reorganization, BTHC VIII, LLC was merged into our Company.

We were subject to the jurisdiction of the bankruptcy court until we consummated the exchange transaction described below with Sino- America Ventures, Inc., a Delaware corporation, in February 2009. Because we consummated our merger with a qualifying entity in a timely manner, we filed a certificate of compliance with the bankruptcy court asserting that the requirements of the plan of reorganization had been satisfied, which resulted in an order granting the discharge. Thereafter, the post discharge injunction provisions (set forth in the plan of reorganization) and the confirmation order became effective.

Exchange Transaction with Sino- America Ventures, Inc.

On February 12, 2009, we entered into a share exchange agreement with Sino- America Ventures, Inc. and its sole stockholder, Mr. Gerard Pascale, pursuant to which Mr. Pascale transferred 100% of the issued and outstanding shares of the capital stock of Sino- America Ventures, Inc. to us in exchange for 5,404,800 newly issued shares of our common stock that constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of, and immediately after, the consummation of such exchange. As a result of this transaction, Mr. Pascale became our controlling stockholder and Sino- America Ventures, Inc. became our subsidiary. Sino- America Ventures, Inc. was organized on February 10, 2009 to identify a privately-held operating company desiring to become a publicly held company by combination through a reverse merger or acquisition transaction, and was dissolved on May 22, 2009.

Acquisition of Megaway

On June 30, 2009, we completed a reverse acquisition transaction with Megaway, whereby we acquired all of the issued and outstanding capital stock of Megaway in exchange for 14,800,000 shares of our common stock, which, after giving effect to the cancellation of 4,805,387 shares of our common stock by Mr. Gerald Pascale in connection with the reverse acquisition, constituted 92.5% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. Megaway thereby became our wholly owned subsidiary and Wisetop International Holdings Limited, or Wisetop, the sole shareholder of Megaway, became our controlling stockholder. For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Megaway as the acquirer and the Company as the acquired party.

As a result of the reverse acquisition of Megaway, our business became the business of Megaway and its subsidiaries, Star Wealth, Siping Juyuan and Beijing Juyuan.

Megaway was incorporated in the BVI on April 8, 2009. Megaway is a holding company that has no operations or assets other than its ownership of all of the capital stock of Star Wealth. Star Wealth was incorporated in Hong Kong on March 25, 2009. Star Wealth is also a holding company that has no operations or assets other than its ownership of all of the equity interests of Siping Juyuan, which was acquired by Star Wealth on June 8, 2009. Siping City Juyuan Heat Exchange Equipment Co., Ltd., the predecessor of Siping Juyuan, was first incorporated in China in December 1998. In May 2006, it was divided into three individual enterprises, including Siping Juyuan. Siping Juyuan carried on the primary business of Siping City Juyuan Heat Exchange Equipment Co., Ltd., while the other two enterprises gradually ceased operations. Mr. Guohong Zhao, our Chairman, Chief Executive Officer and President, is the founder of Siping City Juyuan Heat Exchange Equipment Co., Ltd.. All of our manufacturing operations are conducted through Siping Juyuan. Siping Juyuan owns 75% of the equity interests of Beijing Juyuan, which is solely engaged in the sales of Siping Juyuan’s products, and carries no production activities. The other 25% is owned by Hanyang International GmbH, a German company.

Reincorporation

On November 24, 2009, we effected a reincorporation from Delaware to Nevada by merging with THT Heat Transfer Technology, Inc., a corporation that we established in the State of Nevada solely to effect the reincorporation. As a result of the reincorporation, our domicile was changed from Delaware to Nevada and our name was changed from BTHC VIII, Inc. to THT Heat Transfer Technology, Inc.

Establishment and dissolution of Tianjin Juyuan

On November 30, 2010, Tianjin Juyuan was established as a PRC company. Siping Juyuan owned 99.5% of Tianjin Juyuan’s equity interest and the remaining 0.5% of the equity interest was owned by our Chief Executive Officer, Mr. Guohong Zhao. Tianjin Juyuan was in the business of manufacturing and sale of heat exchangers, heat exchanger units, air-cooled heat exchangers and other heat exchanger products with total heat exchange solution. On September 22, 2011, Tianjin Juyuan was formally dissolved with the approval of the Tianjin Industrial and Commercial Administrative Bureau Baodi Branch. The Company shifted the resources from Tianjin Juyuan to expand and upgrade the facilities of Siping Juyuan.

Our Corporate Structure

The following chart reflects our current corporate organizational structure:

Our Industry

A heat exchanger is a device built for efficient heat transfer from one medium to another. It is widely used in various industries including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding.

According to “China Heat Exchanger Industry Report” issued by Zero Power Intelligence Co., Ltd., an independent market research firm in China, the world heat exchanger market has grown significantly in the past several years. The global sales value of heat exchangers grew from $29.7 billion in 2005 to $38.6 billion in 2008, representing a growth of 30%, and is expected to grow to $55.3 billion in 2012, representing a growth of 43% in the four-year period from 2009 to 2012. According to the report, China has become the second largest market and one of the fastest growing markets for heat exchangers. The sales value of heat exchangers in China grew from $3.2 billion in 2005 to $5.4 billion in 2008, representing a growth of 70%, and is expected to grow to $ 11.0 billion in 2012, representing a growth of 106% in the four-year period from 2009 to 2012.

We anticipate that growth in the Chinese heat exchanger industry will mainly be driven by the following factors:

  Rapid Economic Growth in China. According to the Development Research Center of the PRC State Council, China’s GDP grew 9.2% in 2010, one of the fastest rates in the world. Because heat exchangers are widely used in various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding, the heat exchanger market benefits from the general growth of the economy.

  Expanding Energy Needs. A fast growing economy requires more energy. To keep pace with rising energy demands, additional power plants are being constructed. Heat exchangers are widely used in the closed circulation systems of thermal power plants, nuclear reactor heat exchange systems and regular water cooling systems of nuclear power plants. According to the State Electricity Regulatory Commission, energy investment in China was $84.9 billion in 2009 and is expected to grow at compound annual growth rates of 10% until 2013. The Chinese government plans to spend a total of $66 billion in nuclear power plant construction. By 2020, 23 million kilowatt level nuclear power plants will be constructed. In 2010, construction began on six new nuclear power plants in the provinces of Zhejiang, Shandong, Guangdong and Hainan.

  Environmental Protection. New environmental rules and regulations have helped reduce emissions and energy consumption. Both the Chinese and foreign governments encourage investments in order to reduce energy consumption and emissions. In many applications, industry buyers tend to use heat exchangers instead of simple cooling systems after giving consideration to their efficiency and energy savings. In 2010, investment in energy savings and emissions reduction in China was $13 billion and is expected to reach $20.8 billion in 2011. According to the World Nuclear Organization, as of June 2010, China had 24 operating nuclear reactors and 57 reactors in the construction or planning phases.

  Rapid Urbanization. Heat exchangers are an important part of district heating systems (i.e., systems for distributing heat generated in a centralized location for residential and commercial heating requirements such as space and water heating). Such systems are required in the cities of northern China, an area which is experiencing a rapid pace of urbanization. As well, Heating, Ventilation and Air Conditioning systems, or HVAC, which are essential for buildings, require installation of heat exchangers. In 2009, the HVAC market in China was $6.0 billion and is expected to grow at a compound annual growth rate of 25% by 2012.

  Rise in Shipbuilding. The sea remains China’s most important transportation method and we expect that sea transportation will experience growth due to continued globalization. To satisfy the need for more sea transportation, more ships are required to be built. Heat exchangers are installed in the engine cooling and air-conditioning systems of every ship. China has become a strong player in shipbuilding. According to the Chinese Ministry of Industry and Information Technology, in 2010, China delivered 65.6 million deadweight tonnage of new ships and became the world’s leading shipbuilder.

Our Competitive Strengths

We believe that the following strengths enable us to compete effectively in and to capitalize on growth in the heat exchange industry in China:

  Leading market position. Our leading sales position will help develop our brand and brand awareness throughout China and assist us in acquiring an even larger market share in the future.

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

  Professional sales team. We have a sales team with 147 experienced sales people, which we believe is among the largest in the Chinese market. Our sales people are organized into four groups by industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience.

Our Growth Strategies

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

Our Products

Our products and heat exchange solutions are sold to customers in the chemical, metallurgical and shipbuilding industries and our products are also used with HVAC and district heating systems. Our products include plate heat exchangers, heat exchanger units, air-cooled heat exchangers, shell-and-tube heat exchangers, welded plate heat exchangers and plate-and-shell heat exchangers.

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

The plate heat exchanger consists of a coiled pipe containing one fluid that passes through a chamber containing another fluid. The walls of the pipe are usually made of metal or another substance with a high thermal conductivity to facilitate the interchange. The outer casing of the larger chamber is made of a plastic or coated with thermal insulation to discourage heat from escaping from the exchanger.

Plate heat exchangers are used in a variety of applications including iron, steel and aluminum manufacturing, chemical manufacturing, electric and nuclear power generation, central building air-conditioning, pharmaceutical production, and the food and beverage industry. Plate heat exchanger sales accounted for approximately 52% of our sales revenue in 2011.

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

Our heat exchanger units are most widely used in thermal power plants and residential heating systems, which require integration of control and monitoring systems for several distinct spaces. Sales of heat exchanger units accounted for approximately 21% of our sales revenue in 2011.

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

Air-cooled heat exchangers are used in various industries where cooling liquids are too costly to obtain or are not readily available. Sales of air-cooled heat exchangers accounted for 6% of our sales revenue in 2011.

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

Shell-and-tube heat exchangers are generally used in the same industries as plate heat exchangers, and are most commonly used with extremely high-pressure liquids. Shell-and-tube heat exchanger sales accounted for approximately 11% of our sales revenue in 2011.

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

Welded plate heat exchangers are utilized in many of the same industries as other plate heat exchangers and shell-and-tube heat exchangers. Welded plate heat exchangers accounted for 2% of our sales revenue in 2011.

Plate-and-Shell Heat Exchanger

A plate-and-shell heat exchanger is a hybrid type of heat exchanger that combines aspects of the plate heat exchanger and shell-and-tube heat exchanger. Plate-and-shell heat exchangers consist of a shell with heat transfer plates inside of the shell instead of tubes.

Advantages of a plate-and-shell heat exchanger include its high heat transfer efficiency (more than double that of a shell-and-tube heat exchanger), compact structure and light weight. Shell-and-plate heat exchangers are also resistant to high pressure and high temperatures and are commonly used to meet the requirements of large-scale equipment used in oil refining, the chemical industry, fertilizer production and metallurgy. Sales of plate-and-shell heat exchangers accounted for 1% of our sales revenue in 2011.

Other heat exchange products accounted for 7% of our sales revenue in 2011.

New Products under Development

Our research and development department is constantly working on new products for our customers and enhancements to our existing products. Currently, our research and development team is working on semi-welded plate heat exchangers, disassemble plate evaporators, welded plate falling-film evaporators and oversized plate-and-shell heat exchangers.

  The welded lubricating oil cooler use in the nuclear island. The welded lubricating oil cooler is a new product which use in the nuclear reactor to reduce the temperature of the lubricating oil of the pump cooling. This new product adopts the high efficient plate heat transfer components and advanced technology of laser welding processing. Pressure components adopt circular shell type and the characteristics are good pressure resisting capability, high heat transfer efficiency and small resistance losses. We expect to commercialize our welded lubricating oil cooler in May 2012.

  Large gas-gas welded heat exchanger. Large gas-gas welded heat exchanger use in the gas heat transfer area which the temperature is more than 3000 and is an upgrade alternative product of the finned tube heat exchanger and tube heat exchanger. The heat transfer components of this new product adopt the two-way corrugated plate which can significantly improve the heat transfer coefficient of heat exchanger membrane. The characteristics are (1) the highest working temperature of thermal fluid flow can be up to 8500, (2) adopt all welding structure and solve the problem of the gasket leak, and (3) heat exchange plates adopt all molded structure to ensure the stable structure without deformation. We expect to commercialize our large gas-gas welded heat exchanger in December 2012.

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

Manufacturing

Manufacturing Facilities

Our manufacturing facilities are based in Siping City, Jilin Province, China and Tianjin City. The total floor area of our Siping facility is approximately 17,482 square meters. The production portion of the facility is approximately 11,275 square meters. Our research and development center is approximately 1,164 square meters and our executive office building, garage, and dormitory are approximately 5,043 square meters. We currently have two production lines for plate heat exchangers with an annual capacity of 500,000 square meters and one welding workshop with an annual capacity of 3,000 tons. The plate heat exchanger production line produces all heat transfer plates used in our plate heat exchangers, heat exchange units, air-cooled heat exchangers, welded plate heat exchangers and plate-and-shell heat exchangers. This production line also assembles heat transfer plates into plate heat exchangers. The welding work shop assembles shell and tube heat exchangers, heat exchanger units, air-cooled heat exchangers, welded plate heat exchangers and plate-and-shell heat exchangers, which require intensive welding operations. The facility is located on a 36,530 square meter plot of land for which we own the land use right.

The capacity and utilization of our production lines are set forth below:

Production Line	Current Capacity	2011 Utilization	2010 Utilization
Plate heat exchanger production line (square meters)	300,000	90%	85%
Welding workshop (tons)	3,000	80%	65%
Plate heat exchanger production line (square meters)	200,000	25%	13.5%

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

Suppliers

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

The following table sets forth our top ten suppliers in 2011:

		Amount
Supplier	Raw Materials	(in thousands)
Tianjin Gerui New Metal Co., Ltd.	White Steel Plate	8047
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	5533
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	2993
Xi’an Lianyi Rubber Products Co., Ltd.	Glue Cushion	1336
Jiangmen Xinhao Special Stainless Steel Material Co., Ltd.	White Steel Plate	1181
Tianjin Taigang Daming Metal Products Co., Ltd.	White Steel Plate	926
Shenyang Kaiweixi valve Co., Ltd.	Valve	841
Shenyang Xinhua Control System Co., Ltd.	Electrical Parts	727
Luoyang Shuangrui Precision Casting Titanium Industry Co., Ltd.	Titanium Tube	682
Beijing Hengsheng Tongda Stainless Steel Co., Ltd.	White Steel Plate	642

The following table sets forth our top ten suppliers in 2010:

		Amount
Supplier	Raw Materials	(in thousands)
Tianjin Gerui New Metal Co., Ltd.	White Steel Plate	5,555
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	2,202
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	1,694
Siping Tianyan Electrical Manufacturing Co., Ltd.	White Steel Plate	1,264
Shenyang Kaiweixi Valve Co., Ltd.	Valve	978
Xi’an Lianyi Rubber Products Co., Ltd.	Glue Cushion	940
Changzhou Tengfei Stainless Steel Co., Ltd.	White Steel Plate	539
Vela (China) Pump Systems Co., Ltd.	Water Pump	533
Shenyang Xinhua Stainless Steel Co., Ltd.	White Steel Plate	510
Siping Xinguangju Automatic Control Equipment Co., Ltd.	Electrical Parts	485

We pay the entire purchase price for the raw materials upon delivery. For materials purchased domestically, we pay 100% on receipt. For imported materials, we are usually required to make 30% deposit upon making an order with the balance due upon receipt.

Customers

Our customers are widely dispersed throughout various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding. Our products have been well received by Fortune 500 companies in large projects worldwide. The following table identifies some of our customers and the projects in which our products have been used.*

Beijing 2008 Olympics Wukesong Sports Center (Beijing, China)
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

The following table sets forth our top ten customers in 2011:

		Amount
		(in thousands)	% of Sales
Customer	Main Products	(without VAT)	Revenue
The China Machinery Industry Construction	Heat Exchanger Unit	2,111	3.66%
Corporation
Chiping Xinfa Material Supply Service Co., Ltd.	Plate Heat Exchanger	1,938	3.36%
Jiangsu Helen Chemical Co., Ltd.	Shell-and-Tube Heat exchanger	1,625	2.81%
CTIEI	Air-cooled Heat Exchanger	1,522	2.64%
	Plate Heat Exchanger

Liulin, Senze Coal Aluminum Co., Ltd.	Plate Heat Exchanger Wide Channel Welding Plate Heat Exchanger	1,433	2.48%
Alumina Branch of Shanxi Zhaofeng Aluminium Co., Ltd.	Plate Heat Exchanger	1,007	1.74%
China Hydropower Construction Group International Engineering Co., Ltd.	Shell-and-Tube Heat exchanger Plate Heat Exchanger	796	1.38%
Guyuan Municipal Bureau for Urban Administration	Heat Exchanger Unit	665	1.15%
Beijing Guodian North China Electric Power Engineering Co., Ltd.	Plate Heat Exchanger	662	1.15%
Baynnur Violet Gold Non-ferrous Metal Co., Ltd.	Plate Heat Exchanger	662	1.15%

The following table sets forth our top ten customers in 2010:

		Amount
		(in thousands)	% of Sales
Customer	Main Products	(without VAT)	Revenue
SongYuanShi Heating Company	Heat Exchanger Unit	$2,560	5.23%
Zhangjiakou Xuanhua Construction Investment Heating Co., Ltd.	Heat Exchanger Unit	$2,128	4.35%
Chiping Xinfa Huayu Alumina Co., Ltd.	Plate Heat Exchanger	$2,050	4.19%
Department of Polysilicon Project for Kunming Metallurgical New Material Co., Ltd.	Air-cooled Heat Exchanger	$1,207	2.47%
Mudanjiang Second Power Plant of Huadian Energy Co., Ltd.	Shell-and-Tube Heat exchanger	$1,059	2.16%
Qingdao Thermal Power Group Co., Ltd.	Heat Exchanger Unit	$1,017	2.08%
Qingdao Taineng Gas Group Co., Ltd.	Heat Exchanger Unit	$665	1.36%
Heilongjiang Haohua Chemical Co., Ltd.	Shell-and-Tube Heat exchanger	$655	1.34%
	Plate Heat Exchanger
Shandong Jinling New Materials Co., Ltd.	Plate Heat Exchanger	$648	1.32%
Chongqing Nanshan Xianfeng Alumina Co., Ltd.	Wide Channel Welding Plate Heat Exchanger	$590	1.21%

Sales and Marketing

As of December 31, 2011, our sales force consisted of 147 experienced sales people organized into four groups based on industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving our customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience. Of the 147 members of our sales staff, 74 are based in Beijing and Siping, and 73 are based in 13 other sales offices throughout 13 different Chinese provinces.

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

Competition

The heat exchanger market in China is very fragmented and competitive. There are over 1,500 heat exchanger manufacturers in China, most of which are relatively small in size. As a leading heat exchanger manufacturer in China, we mainly face competition from the leading domestic players including SmartHeat, Shanghai Accessen and Lanzhou Lanshi, as well as the leading international players including Alfa Laval and Aluminium Plant & Vessel Company Limited, or APV, each of whom has a presence in China. The following is a brief summary and analysis of our major competitors:

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

  SmartHeat, Inc. is a Chinese manufacturer of heat exchangers that is listed on NASDAQ Global Market. Its production facility is located in Shenyang, Northeast China. SmartHeat manufactures and sells plate heat exchangers, heat exchanger units and heat meters. It used to be the original equipment manufacturer service provider of Sondex, the Denmark manufacturer of plate heat exchangers, who is an especially strong competitor in the oil and gas industry. SmartHeat is more experienced than us in producing heat exchanger units but does not produce shell-and-tube heat exchangers. As compared to SmartHeat, we believe that we have stronger research and development capabilities, a wider range of products and that we have a more established track record in the industry.

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

Intellectual Property

We sell all our products under trademarks of “巨元” and “THT.” “巨元” has been registered with the State Trademark Bureau of PRC and has a valid term of ten years expiring August 20, 2020. “THT” has been registered with the State Trademark Bureau of PRC since July 14, 2009 and has a valid term of ten years expiring July 13, 2019.

We own ten patents, all of which are for utility models. The term of the patents, as stipulated by the PRC Patent Law, is ten years starting from the authorization date. The following table lists our patents, their registration and certificate numbers and their authorization dates:

			Authorization
Patents	Registration No.	Certificate No.	Date
Shell and tube helix baffle plate heat exchanger	ZL201020107719.2	1565896	2010-10-20
High efficiency wide flow channel disassemble plate heat exchanger	ZL200920093790.7	1512219	2010-08-18
Special high efficiency detachable type heat exchanger heat transfer plate	ZL200920094384.2	1565896	2010-05-12
A kind of plate heat exchanger use in air conditioning industry	ZL200920094383.8	1411275	2010-05-12
Variable section flow channel plate heat exchanger	ZL200720093847.4	1109105	2008-10-08
Wide flow channel disassemble plate heat exchanger	ZL200520127760.5	876165	2007-03-07
Wide flow channel welded plate heat exchanger	ZL200520127762.4	842256	2006-11-29
Large-scale closed cooling water circulator	ZL200520127763.9	CN 2842348Y	2006-11-29
Block type heat exchanger	ZL200520127761X	842022	2006-11-29
Detachable ceramic multi-tube dust collector	ZL00266939.0	465211	2001-11-28

Regulation

Because our primary operating subsidiaries are located in China, we are subject to China’s national and local laws, including those outlined below. We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current.

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

Occupational Health and Safety

The Standing Committee of the National People’s Congress promulgated the PRC Safe Production Law on June 29, 2002, which sets out the legal framework to achieve and ensure safety in the production and operation activities of enterprises. Under the Safe Production Law, enterprises are required to establish internal safety systems and regulations, set up internal organization or appoint responsible personnel for safety affairs, to provide necessary safe working conditions and to strictly follow the State or industrial standards in relation to safe production. Enterprises which do not satisfy the facilities and conditions required under the laws and the State or industrial standards are not allowed to start or continue their production or operation activities. Enterprises are also required to set up obvious safety caution signals on those production or operation sites, facilities or equipment where there is a material potential risk for safety and shall further provide protective uniforms and personal care products to the field employees for their personal protection.

The PRC Law on the Prevention and Treatment of Occupational Diseases, which was promulgated on October 27, 2001 and became effective on May 1, 2002, requires that work environment and conditions established or provided by employers meet the occupational health standards and requirements of the State, and that employers shall further adopt and implement measures to assure employees’ access to occupational health protection. The employers are also required to participate in social insurance for work-related injury in accordance with the law and declare to and be supervised by the relevant health authorities if the employers are engaged in those harmful projects listed in the Occupational Diseases Catalogue.

We have not experienced any incident of injury or death due to violation of health and safety regulations. We have adopted a set of safety and occupational health protection procedures and standards, based on the specifications and guidelines set out under the PRC laws and regulations.

Regulations on Protection of Intellectual Property Rights

China has adopted legislation governing protection of intellectual property rights, including copyrights, trademarks and patents. China is a signatory to the main international conventions governing protection of intellectual property rights and became a member of the Agreement on the Trade Related Aspects of Intellectual Property Rights upon its accession to the World Trade Organization in December 2001.

The PRC Patent Law, adopted in 1984 and revised in 1992, 2000 and 2008, respectively, and the Implementing Rules of the PRC Patent Law, promulgated by the State Council in 2001 and revised in 2002 and 2010 respectively, govern and protect the proprietary rights to registered patents. The State Intellectual Property Office, or SIPO, handles patent registration and grants a term of twenty years to inventions and a term of ten years to utility models and designs. The protection to patent rights may be terminated before expiry of the term granted as a result of the failure of the registrant to pay the annual registration fee accordingly. Patent license agreements and transfer agreements must be filed with the SIPO for record.

Land Use Rights

All urban land in China is owned by the State. Pursuant to Interim Regulations of the People’s Republic of China Concerning the Assignment and Transfer of the Right to the Use of the State-owned Land in the Urban Areas, which became effective on May 19, 1990, individuals and companies are permitted to acquire rights to use urban land or land use rights for specific purposes, including residential, industrial and commercial purposes. The land use rights are granted for a period of 70 years for residential purposes, 50 years for industrial purposes and 40 years for commercial purposes. These periods may be renewed at the expiration of the initial and any subsequent terms. Upon approval by both the land administrative authorities and city planning authorities, industrial parcel uses may be converted to other uses, and the duration and other clauses in the land use right granting agreement will be revised to match the new use. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We have received the necessary land use right certificates for the properties described under Item 2 “Properties.”

Foreign Currency Exchange

The majority of our sales revenue and expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, employee salaries (even if employees are based outside of China), and payment for equipment purchases outside of China, without the approval of the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local branches. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing. In the event of a liquidation of our PRC subsidiaries, SAFE approval is required before the remaining proceeds can be expatriated from China.

Taxation

On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A “Risk Factors—Risks Related to Doing Business in China—Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

In addition, the EIT Law and its implementing rules generally provide that an income tax rate of 10% will normally be applicable to dividends payable to investors that are “non-resident enterprises,” or non-resident investors, which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC, but the relevant income is not effectively connected with the establishment or place of business to the extent such dividends are derived from sources within the PRC. The State Council of the PRC or a tax treaty between China and the jurisdictions in which the non-PRC investors reside may reduce such income tax. Under the Arrangement between the Mainland and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income, effective as of January 1, 2007, such dividend withholding tax rate is reduced to 5% if a Hong Kong resident enterprise owns over 25% of the PRC company distributing the dividends. As Star Wealth is a Hong Kong company and owns 100% of Siping Juyuan, under the aforesaid arrangement, any dividends that Siping Juyuan pays Star Wealth may be subject to a withholding tax at the rate of 5%. However, if Star Wealth is not considered to be the “beneficial owner” of such dividends under the Notice Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, or Notice 601, promulgated by the State Administration of Taxation on October 27, 2009, such dividends would be subject to the withholding tax rate of 10%. The withholding tax rate of 5% or 10% applicable to Star Wealth will have a significant impact on the amount of dividends to be received by the Company and ultimately by stockholders.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay value added tax, or VAT, at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne.

Dividend Distributions

All of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends.

Circular 75

On November 1, 2005, SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents to Engage in Overseas Financing and Round Trip Investment via Overseas Special Purpose Vehicles, or Circular 75, which regulates the foreign exchange matters in relation to the use of a special purpose vehicle, or SPV, by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. Under Circular 75, a SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by the PRC residents through the SPVs, including, without limitation, establishing FIEs and using such foreign-invested enterprises to purchase or control onshore assets through contractual arrangements. Circular 75 requires that, before establishing or controlling a SPV, PRC residents and PRC entities are required to complete foreign exchange registration with the local offices of SAFE for their overseas investments.

Circular 75 applies retroactively. PRC residents who have established or acquired control of the SPVs which have completed “round-trip investment” before the implementation of Circular 75 shall register their ownership interests or control in such SPVs with the local offices of SAFE before March 31, 2006. An amendment to the registration is required if there is a material change in the SPV, such as increase or reduction of share capital and transfer of shares. Failure to comply with the registration procedures set forth in Circular 75 may result in restrictions on the foreign exchange activities of the relevant FIEs, including the payment of dividends and other distributions, such as proceeds from any reduction in capital, share transfer or liquidation, to its offshore parent or affiliate and the capital inflow from the offshore parent, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us,” we have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, many of the terms and provisions in Circular 75 remain unclear and implementation by central SAFE and local SAFE branches of Circular 75 have been inconsistent since their adoption. Therefore, we cannot predict how Circular 75 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

Mergers and Acquisitions

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. According to the M&A Rule, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the M&A Rule, any Round-trip Investment must be approved by MOFCOM and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

On June 30, 2009, Mr. Guohong Zhao, our Chairman and CEO and a founder of Siping Juyuan, entered into an option agreement with Ms. Jinghua Zhao, the sole shareholder of Wisetop, pursuant to which Mr. Guohong Zhao was granted an option, exercisable after 180 days, to acquire all of the equity interests of Wisetop owned by Ms. Jinghua Zhao at an exercise price of $3,246,160. This initial expiration date of the option was June 30, 2011, however, on May 16, 2011, the parties extended the expiration date to June 30, 2012. On November 29, 2011, Mr. Zhao exercised his option.

Also on June 30, 2009, Wisetop entered into separate option agreements with the other original founders of Siping Juyuan, pursuant to which such founders were granted options, exercisable after 90 days, to purchase an aggregate of 10,240,786 shares of our common stock owned by Wisetop at a total exercise price of $7,291,440. The founders exercised their options on December 17, 2010. On December 17, 2010, the founders exercised their options and the shares were transferred to the founders. Wisetop owned 4,559,214 after the option exercise.

After Mr. Guohong Zhao and the founders (collectively referred to herein as the PRC Individuals) exercised their options, they became our controlling stockholders. Their acquisition of our equity interest, or the Acquisition, is required to be registered with the competent administration of industry and commerce authorities, or AIC, in Beijing. The PRC Individuals are required to make filings with the Beijing SAFE, to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75 and Circular 106.

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Siping Juyuan constitutes a Round-trip Investment without MOFCOM approval,” the PRC regulatory authorities may take the view that the Acquisition and the reverse acquisition of Megaway are part of an overall series of arrangements which constitute a Round-trip Investment because at the end of these transactions the PRC Individuals became the majority owners and effective controlling parties of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition of Megaway and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries, but we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law.

Employees

As of December 31, 2011, we employed a total of 800 full-time employees. The following table sets forth the number of employees by function:

Function	Number of Employees
Senior Management	8
Solution design	23
Sales	147
Marketing	20
Procurement	9
Production	353
Quality Control	26
R&D	63
HR & Administration	134
Finance	15
Internal Audit and Control	2
TOTAL	800

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

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

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

A significant amount of our sales revenue are derived from our largest customers and any reduction in revenue from any of these customers would reduce our sales revenue and net income.

Approximately 21.53% of our sales revenue in 2011 came from our top ten customers, with The China Machinery Industry Construction Corporation accounting for approximately 3.66% of our sales revenue in 2011. If we cease to do business at or above current levels with the top customers or with any other large customers who contribute significantly to our sales revenue, and we are unable to generate additional or substitute sales revenue, our net income would decline considerably.

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

We believe that our current cash and cash flow from operations will be sufficient to meet our present and reasonably anticipated capital and capital expenditure needs given the current state of our production line for the marketing of the products. We may, however, require additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified material weaknesses. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

RISKS RELATED TO DOING BUSINESS IN CHINA

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect the growth of our business and our competitive position.

Most of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

  the degree of government involvement;
  the level of development;
  the growth rate;
  the control of foreign exchange;
  the allocation of resources;
  an evolving regulatory system; and
  a lack of sufficient transparency in the regulatory process.

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the recent global financial crisis. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Future government regulations or other standards could have an adverse effect on our operations.

Our operations are subject to a variety of laws, regulations and licensing requirements of national and local authorities in the PRC. We are required to obtain licenses or permits and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our subsidiaries in the PRC. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, most of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and all of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, all of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. The Chinese regulatory authorities may impose more stringent restrictions on the convertibility of the RMB.

In addition, the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, issued by SAFE and effective as of August 29, 2008, or Circular 142, regulates the conversion by FIEs of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the relevant government authority and may not be used to make equity investments in PRC, unless specifically provided otherwise. SAFE further strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Any violation of Circular 142 may result in severe penalties, including substantial fines.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, as discussed more fully under Item 1 “Business —Regulation—Dividend Distributions,” PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. Circular 75 requires PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an SPV for the purpose of engaging in an equity financing outside of China. See Item 1 “Business—Regulation—Circular 75” for a detailed discussion of Circular 75 and its implementation.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

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

On August 8, 2006, six PRC regulatory agencies promulgated the M&A Rule, which regulates “Round-trip Investments,” defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). See Item 1 “Business— Regulation—Mergers and Acquisitions” for a detailed discussion of the M&A Rule.

The PRC regulatory authorities may take the view that PRC Individuals’ acquisition of our equity interest, or the Acquisition, and the reverse acquisition of Megaway are part of an overall series of arrangements which constitute a Round-trip Investment because at the end of these transactions, the PRC Individuals became the majority owners and effective controlling parties of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the M&A Rule, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries, but we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. See Item 1 “Business—Regulation—Taxation” for a detailed discussion of the EIT Law.

It remains unclear whether the PRC tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries may qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 5% or 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 5% or 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our stock.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which was effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the NASDAQ Stock Market and this low trading volume may adversely affect the price of our common stock.

Our common stock is traded on the NASDAQ Capital Market under the symbol “THTI.” The trading market in our common stock has been substantially less liquid than the average trading market for companies trading on the NASDAQ Stock Market. Reported average daily trading volume in our common stock for the three months immediately prior to March 1, 2012, was approximately 20.45 million shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

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

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorize our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

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

Mortgages were created over the land use rights of the three land lots with an area of 17,682.78 square meters, 11,619.6 square meters and 7,227.22 square meters, respectively. Such mortgages are used for securing our indebtedness with China Agriculture Bank, Siping Branch. We believe that all our properties have been adequately maintained, are generally in good condition and are suitable and adequate for our business.

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

Buildings under Construction

Our third workshop and our research center, located at the south side of NanhuanRoad, Tie Xi District, Siping City, are under construction. We have obtained a License for Construction Land Planning (Ref. Di Zi No. 200802050) issued by Siping City Construction Bureau on July 25, 2008, which shows that the land area approved for our above-mentioned construction is 11,781 square meters.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “THTI.”

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices(1)
	High	Low
Year Ended December 31, 2011
1st Quarter	$4.20	$3.30
2nd Quarter	3.74	3.33
3rd Quarter	3.54	1.64
4th Quarter	1.75	0.82

Year Ended December 31, 2010
1st Quarter	$4.38	$3.25
2nd Quarter	4.90	3.98
3rd Quarter	5.35	4.10
4th Quarter	5.33	3.95

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 29, 2012, there were approximately 820 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared dividends or paid cash dividends. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2011 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles.

Overview

We are a leading total solution provider in the heat exchange industry. Our major products are plate heat exchangers, heat exchanger units, air-cooled heat exchangers and shell-and-tube heat exchangers. Unlike most other heat exchanger manufacturers in China, we not only provide heat exchange products, but also provide total solutions to our customers. As a total solutions provider, we analyze the working condition of our customers, provide optimized designs based on analysis and simulation, offer high quality heat exchange products, and continuously assist our customers in improving the heat exchange process.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Financial Performance Highlights

We continued to experience strong demand for our products during the fiscal year ended December 31, 2011, which resulted in sales and net income growth. The following are some financial highlights for the year:

  Sales revenue: Sales revenue increased by $7.5 million, or 14.92%, to $57.74 million for 2011, from $50.25 million for 2010.

  Gross profit: Gross profit increased by $3.54 million, or 16.31%, to $25.24 million for 2011, from $21.70 million for 2010. As a percentage of sales revenue, gross profit increased by 0.53% to 43.71% for 2011 from 43.18% for 2010.

  Net income attributable to stockholders: Net income attributable to our stockholders decreased by $0.78 million, or 9.01%, to $7.90 million for 2011, from $8.69 million for 2010.

  Fully diluted net income per share: Fully diluted net income per share was $0.39 for 2011, as compared $0.53 for 2010.

Principal Factors Affecting our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Growth of China’s Urbanization and Industrialization. According to China Heat Association, the annual growth rate of the heat exchange industry in China is expected to be 106% from 2009 to 2012. This growth is fueled by rapid industrialization and manufacturing industries developing in China. If this growth continues, we believe that we will be able to sustain our growth and continue to be a leader in the heat exchange industry in China.

  PRC Regulations. China has looked favorably on the heat exchange industry and has loosened regulations to promote manufacturing growth in China, which ultimately benefits the Company and similarly situated companies. The Chinese government committed to promote the development of China’s urbanization, which includes the heat exchange industry, through, among other things, tax incentives, import/export support and capital support. In addition, the stimulus package offered by the Chinese government will provide market opportunities for us. As long as China continues to promote economic growth and allows manufacturing companies to grow and expand their operations, we expect our operations will be positively effected by PRC regulations.

Taxation

The Company is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as the Company has no income taxable in the United States.

Megaway was incorporated in the BVI, but is not subject to taxation in that jurisdiction.

Star Wealth was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to a Profits Tax of 16.5% . However, no provision for Hong Kong Profits Tax has been made as Star Wealth has no taxable income.

According to the PRC’s central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25% under the EIT Law. In October 13, 2011, Siping Juyuan was granted the High and New Technology Enterprise status which entitled it to a 15% preferential income tax rate for a period of three years from 2011 to 2014. In addition, Siping Juyuan was entitled to a special tax concession because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this tax concession entitled Siping Juyuan to a refund of VAT paid in the years ended December 31, 2011 and 2010.

Beijing Juyuan, being a sino-foreign joint venture enterprise, was entitled to two years’ EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years. This tax holiday commenced in the fiscal year of 2008. Beijing Juyuan was therefore subject to EIT at the rate of 12.5% during the years ended December 31, 2011 and 2010.

See Item 1 “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our PRC subsidiaries.

Results of Operations

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2011 and 2010.

	Year Ended December 31,		$	%
	2011	2010	Change	Change
Sales revenue	$57,741,288	$50,245,929	$7,495,359	14.92
Cost of sales	(32,501,171)	(28,550,685)	(3,950,486)	13.84
Gross profit	25,240,117	21,695,244	3,544,873	16.34
Operating expenses:
Administrative expenses	5,615,566	4,359,595	1,255,971	28.81
Research and development expenses	1,754,965	1,151,948	603,017	52.35
Selling expenses	8,532,879	6,602,622	1,930,257	29.23
Total operating expenses	15,903,410	12,114,165	3,789,245	31.28
Income from operations	9,336,707	9,581,079	(244,372)	2.55
Interest income	56,080	14,238	41,842	293.88
Other income	796,893	984,851	(187,958)	(19.08)
Finance costs	(1,121,133)	(699,646)	(421,487)	60.24
Income before income taxes	9,068,547	9,880,522	(811,975)	(8.22)
Income taxes	(1,619,776)	(1,498,442)	(121,334)	8.10
Net income before noncontrolling interests	7,448,771	8,382,080	(933,309)	(11.13)
Net loss attributable to noncontrolling interests	454,305	303,576	150,729	49.65
Net income attributable to THT common stockholders	$7,903,076	$8,685,656	$(782,580)	(9.01)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $7.50 million, or 14.92%, to $57.74 million in 2011 from $50.25 million in 2010. Our sales volume in 2011 amounted to 4,133 units, an increase of 135 units, from 3,998 units in 2010. Such increase was mainly due to the increased sales revenue from plate heat exchanger, shell-and- tube heat exchanger and plate-and-frame heat exchanger in 2011 as compared with 2010. Sales revenue from plate heat exchanger increased by $2.84 million, or 10.51%, to $29.86 million in 2011 from $27.02 million in 2010. As the Chinese government actively promotes energy conservation and emission reduction in metallurgical and petrochemical industry, our sales revenue from plate-and-frame heat exchanger and shell-and-tube heat exchanger which are used in the metallurgical and petrochemical industry increased $1.31 million, or 332.74%, to $1.71 million in 2011 from $0.39 million and $3.75 million, or 148.13%, to $6.28 million in 2011 from $2.53 million in 2010 respectively.

The following table shows our sales revenue by product for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011		2010
	$	%	$	%
Plate heat exchanger	$29,867,262	52%	$27,022,806	54%
Heat exchange unit	12,365,970	21%	14,299,218	28%
Air-cooled heat exchanger	3,466,342	6%	4,018,987	8%
Shell-and-tube heat exchanger	6,276,527	11%	2,529,491	5%
Others	5,765,187	10%	2,375,427	5%
TOTAL	$57,741,288	100%	$50,245,929	100%

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales increased by $3.95 million, or 13.84%, to $32.50 million in 2011 from $28.55 million in 2010. The increase in the cost of sales was generally in line with the increase in our sales revenue in 2011. Cost of sales as a percentage of sales revenue were 56.29% and 56.82% for 2011 and 2010, respectively.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by $3.54 million, or 16.34%, to $25.24 million in 2011 from $21.70 million in 2010. The increase in our gross profit was mainly attributable to increased sales revenue from plate heat exchanger, shell-and- tube heat exchanger and plate-and-frame heat exchanger in 2011. Gross profit as a percentage of sales revenue was 43.71% for 2011 as compared to 43.18% for 2010. Such increase was mainly attributable to the increased sales of high gross margin products to the petrochemical and shipbuilding industries which include plate heat exchangers, plate-and-frame heat exchangers and shell-and-tube heat exchangers.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by $1.26 million, or 28.81%, to $5.62 million during 2011 from $4.36 million in 2010. As a percentage of sales revenue, administrative expenses increased to 9.73% in 2011, as compared to 8.68% in 2010. The increase in administrative expenses was primarily due to the increased in our salary and travelling expenses of administrative staffs. Due to expansion of our administrative staffs and the increase in the average salary paid to all of our staff, the salary increased by approximately $0.36 million, or 46.75% to approximately $1.13 million in 2011 from approximately $0.77 million in 2010. The traveling expense of our administrative staff increased approximately $0.35 million or 89.74% to approximately $0.74 million in 2011 from approximately $0.39 million in 2010.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.60 million, or 52.17%, to $1.75 million in 2011 from $1.15 million in 2010. The increase was mainly due expenses for new products such as all-welded oil cooler applied in nuclear core in 2011.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by $1.93 million, or 29.23%, to $8.53 million in 2011, from $6.60 million in 2010. As a percentage of sales revenue, selling expenses increased to 14.78% in 2011, as compared to 13.14% in 2010. The increase was mainly attributable to the increased average salary paid to all of our sales persons and increased travelling expenses of our sales persons associated with increased orders. The salary increased by $0.84 million, or 57.14%, to $2.31 million for 2011, from $1.47 million for 2010. Traveling expense increased by approximately $0.34 million, or 9.26% to approximately $4.01 million in 2011 from approximately $3.67 million in 2010.

Income before income taxes. Income before income taxes decreased by $0.81 million, or 8.22%, to $9.07 million in 2011, from $9.88 million in 2010. Such decrease was mainly attributable to the increase in our total expenses.

Income taxes. Our income taxes increased to $1.62 million in 2011 from $1.50 million in 2010 as the result of the increased taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $0.78 million, or 9.01%, to $7.90 million for 2011, from $8.69 million for 2010. As a percentage of sales revenue, our net income attributable to common stockholders was 13.77% and 17.29% for 2011 and 2010, respectively.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $7.34 million, primarily consisting of cash on hand and demand deposits. We anticipate that cash on hand, and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Year Ended December 31,
	2011	2010
Net cash used in operating activities	$(13,050,147)	$(2,356,293)
Net cash used in investing activities	(6,239,183)	(1,022,102)
Net cash provided by financing activities	7,785,590	16,045,820
Effects of exchange rate change in cash	405,378	391,378
Net (decrease) / increase in cash and cash equivalents	(11,098,362)	13,058,803
Cash and cash equivalents at beginning of the year	18,438,430	5,379,627
Cash and cash equivalent at end of the year	$7,340,068	$18,438,430

Operating Activities

Net cash used in operating activities was $13.05 million for 2011, compared with $2.36 million for 2010. The increase in net cash used in operating activities was mainly due to (1) an increase in inventories of $14.94 million and (2) a decrease in trade receivables of $3.15 million.

Investing Activities

Net cash used in investing activities was $6.24 million for 2011, compared with $1.02 million for 2010. The net cash used in investing activities during 2011 was primarily used for the land use right and purchase of equipment.

Financing Activities

Net cash provided by financing activities was $7.79 million for 2011, compared with $16.05 million for 2010. Net cash provided by financing activities amounted to $7.79 million as a result of net proceeds from loans amounting to $8.0 million (net of loan payments of $12.5 million) and increase in counter guarantee receivables of $0.2 million.

As of December 31, 2011, the approximate amount outstanding (rounded off in US dollars), maturity date and term of each of our bank loans were as follows:

		Interest
Bank	Amount*	Rate	Maturity Date	Duration
Industrial and Commercial Bank of China, Siping Branch	$7,855,000	6.31%	June 13, 2012	1 year
Agricultural Bank of China, Jiuyuan Branch	3,142,000	6.31%	June 27, 2012	1 year
Agricultural Bank of China, Jiuyuan Branch	2,827,800	6. 56%	July 18, 2012	1 year
China Development Bank	942,600	7.6475%	May 20, 2012	1 year
China Development Bank	942,600	7.6475%	November 20, 2012	2 years
China Development Bank	942,600	7.6475%	May 20, 2013	2 years
China Development Bank	942,600	7.6475%	November 20, 2013	3 years
China Development Bank	942,600	7.6475%	July 18, 2014	3 years
Bank of China, Siping Branch	2,356,500	6.56%	November 30, 2012	1 year
TOTAL	$20,894,300

* Calculated based on the exchange rate of $1 = RMB 0.1571

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use right. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Year Ended December 31,
	2011	2010
Construction costs	$-	$432,313
Purchase of equipment	1,923,633	600,116
Deposits for land use right	4,315,550	-
Total capital expenditures	$6,239,183	$1,032,429

We estimate that our total capital expenditures in fiscal year 2012 will reach approximately $3.00 million to buy the equipments for manufacturing products used in nuclear power industry.

Obligations Under Material Contracts

Except with respect to the loan obligations disclosed above, we have no material obligations to pay cash or deliver cash to any other party

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

See Note 3 to our audited consolidated financial statements included elsewhere in this report.

Recent Accounting Pronouncements

See Note 3 to our audited consolidated financial statements included elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Guohong Zhao, and Chief Financial Officer, Mr. Jianjun He, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, Messrs. Zhao and He concluded that, because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2011.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2011 due to the material weaknesses described below, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2011, our internal control over financial reporting was not effective because of the material weaknesses in our internal control over financial reporting described below.

1. Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively new and inexperienced, and needs substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

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

Our management has identified the steps necessary to address the material weaknesses described above and in 2011, we have continued to implement the following remedial procedures.

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

The Company has engaged New Century Concepts Consultants Limited (“New Century”) as its internal control consultant. New Century started evaluation of the effectiveness of our disclosure controls and procedures on October 27, 2010 and provided a preliminary report to our company on March 31, 2011. It will assist the Company to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings. We will implement an initiative to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout our company. We will provide training to our employees to ensure these procedures are properly performed. We will also evaluate hiring additional personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principals to ensure the proper application thereof. Management believes the actions described above will strengthen our internal control over financial reporting.

Management is committed to improving its internal control over financial reporting and will continue to work to put effective controls in place. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.

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

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

 Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Guohong Zhao	51	Chairman, Chief Executive Officer and President
Jianjun He	39	Chief Financial Officer, Treasurer and Secretary
Yue Cui	51	Vice President of Production
Fucai Zhan	41	Vice President of R&D and Director
Wenquan Tao	72	Director
Jingxun Chen	37	Director
To Tsang	36	Director
Youjun Lian	59	Director
Ariel Poppel	59	Director

Mr. Guohong Zhao. Mr. Zhao became our Chairman, Chief Executive Officer and President on June 30, 2009, the day that we consummated our reverse acquisition of Megaway, and has served as the Chairman and CEO of Siping Juyuan since founding the company in 1998. Mr. Zhao has over 10 years experience in the heat exchanger industry and over 20 years management experience. From 1996 to 1997, he was the Chairman and CEO of Siping City Traffic Safety Equipment Co., Ltd., a manufacturer of traffic safety equipment. Before 1995, he worked in senior positions in China Agriculture Bank, Siping Branch. Mr. Zhao graduated from Jilin Province Radio and Television University in 1986, holding a college degree in Economics.

Mr. Jianjun He. Mr. He became our Chief Financial Officer on June 30, 2009, the day that we consummated our reverse acquisition of Megaway, and has served as the CFO of Siping Juyuan since 2007. He has more than 10 years experience in accounting and finance and is an associate member of the Chinese Institute of Certified Public Accounts. From 1999 to 2007, he worked as senior financial officer in Jilin Grain Group, a state-owned enterprise engaged in the grain processing and trading business. From 1995 to 1999, he worked as senior financial officer in Jilin Chia Tai Enterprise Co. Ltd, an enterprise engaged in the animal feed business, which is a joint venture of Chia Tai Group, the largest business group of Thailand. Mr. He graduated from Changchun Taxation College in 1995 with major in Auditing and obtained master degree in Jilin University in 2005.

Mr. Yue Cui. Mr. Cui became our Vice President of Production on June 30, 2009, the day that we consummated our reverse acquisition of Megaway, and has served as Vice President of Production of Siping Juyuan since 2006. From 2000 to 2006, he was the operation manager of Siping Juyuan. With 20 years’ experience in manufacturing industry, he has significantly improved the production management of the Company. From 1979 to 2000, he was the production manager of Siping Tool Factory, a tool manufacturer.

Mr. Fucai Zhan. Mr. Zhan became our Vice President of Research and Development on June 30, 2009, the day that we consummated our reverse acquisition of Megaway, and became a member of our Board of Directors on September 25, 2009. Mr. Zhan possesses over 15 years comprehensive experience in production, research and development, and sales and is well positioned to lead our research and development function to be highly market oriented. Mr. Zhan joined Siping Juyuan in 1999 as Vice President of Sales and was appointed as Vice President of Research and Development in 2009. Before joining Siping Juyuan, he worked as production manager, Research and Development manager and assistant to GM in Dong Feng Siping Auto Parts Co., Ltd. Mr. Zhan graduated from Jilin University of Technology in 1996.

Mr. Wenquan Tao. Mr. Tai became a member of our Board of Directors on September 25, 2009. Mr. Tao has been working as a professor at School of Energy & Power Engineering of Xi’an Jiaotong University since 1986. Mr. Tao is currently an academician of the Chinese Academy of Science, a member of the Advisory Board of Numerical Heat Transfer and a member of Editorial Board of Progress in Computational Fluid Dynamics. In addition, he is an associate editor of ASME Journal of Heat Transfer, associate editor of International Journal of Heat & Mass Transfer, and an associate editor of International Communications in Heat & Mass Transfer. In 2003, Mr. Tao was honored by the Ministry of Education of China as National Distinguished Professor. Mr. Tao graduated from Xi’an Jiaotong University with a M.S. and a B.S. in Power Machinery Engineering.

Mr. Jingxun Chen. Mr. Chen has around 15 years’ accounting and auditing experience, from which he has gained extensive knowledge of China, US, Hong Kong and International Financial Reporting Standards (IFRS). After beginning his career as an Auditor with PricewaterhouseCoopers (PwC) in 1997, he was promoted to Senior Auditor in 1999 and remained with PwC until 2004, when he joined Schwartz Levitsky Feldman LLP as Senior Auditor. In 2006, Mr. Chen joined NASDAQ-listed China BAK Battery, Inc., where he offers strategic counsel on finance and accounting related matters in his role as Financial Consultant. Mr. Chen holds a bachelor’s degree in Accounting and Auditing from Shenzhen University, People’s Republic of China.

Mr. To Tsang. Mr. Tsang became a member of our Board of Directors on September 25, 2009. He has extensive knowledge of overseas capital markets and has advised various PRC companies on their pre-IPO restructurings, pre-IPO financing and securities offerings on the overseas capital markets and has advised on numerous reverse acquisitions of overseas public companies by PRC companies. Since May 2008, he has been a partner at King & Wood, practicing mergers and acquisitions, corporate restructurings, securities offerings, and other corporate advisory matters. From April 2006 to April 2008, Mr. Tsang worked as a Hong Kong solicitor with DLA Piper. From July 1997 to March 2006, Mr. Tsang worked as a Hong Kong trainee and paralegal for Michael Cheuk, Wong & Kee. Mr. Tsang holds an LL.M. from the University of London, a PCLL from the City University of Hong Kong, and an LL.B. from Xiamen University. He is admitted as a Solicitor to the High Court of Hong Kong as well as a PRC qualified lawyer.

Mr. Youjun Lian. Mr. Lian became a member of our Board of Directors on July 14, 2011. He is currently a member of China Law Society, the Director of Jilin Province Law Society, the Vice-President of Siping Law Society and is also a guest professor of Jilin Normal University School of Law. He has more than 30 years experience in the legal field. From 2001 to 2010, Mr. Lian worked as the Deputy Chief Judge in Siping Intermediate People’s Court, the Commissioner of Siping Siping Potical Consultative Conference and Deputy Director of Commission for Legal Affairs of Siping Potical Consultative Conference. From 1995 to 2001, he worked as the Commissioner of Siping National People’s Congress Standing Committee and Chairman of Committee for Internal and Judicial Affairs. From 1992 to 1995, Mr. Lian worked as the Presiding Judge of Lishu People’s Court. From 1976 to 1992, he worked as the Judge, Associate Chief Judge And Chief Judge Of Siping Intermediate People's Court. Mr. Lian graduated from Law School of Jilin University and holds a graduate degree.

Mr. Ariel Poppel. Mr. Poppel became a member of our Board of Directors on July 14, 2011. Since 2005, Mr. Poppel has been the Managing Director and CFO of Infinity Group, a leading Chinese-Israeli management group and investment fund. He is also currently the CEO of EIPAT (formally Shellcase). From 2004 to 2005, Mr. Poppel served as the Interim CEO, CFO and VP of Administration of Shellcase, a leading global supplier of innovative wafer level chip size packaging solutions for semiconductor devices for growing digital consumer products and telecom infrastructure markets. Mr. Poppel obtained his Bachelor’s degree in Economics and International Affairs from Bar Ilan University. He also had MBA training at Israeli Management Center. Mr. Poppel is serving as a director on the boards of Nicast, Teledata, WLCSP, Mango/Mate, China Med, Yaan Securities and United Water which are all private companies.

Directors are elected until their successors are duly elected and qualified.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on our Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole, but not necessarily by each director. The Board considers the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and our current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Board considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of our current needs and business priorities. We are a U.S. public company that manufactures and sells heat exchange products. Therefore, the Board believes that a diversity of professional experiences in the heat exchanger industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board.

Summary of Qualifications of Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Mr. Guohong Zhao. Mr. Zhao is a founder of Siping Juyuan and has served as the Chairman and Chief Executive Officer of Siping Juyuan since its inception in 1998. Mr. Zhao has over 10 years experience in the heat exchanger industry and over 20 years management experience. He contributes invaluable long-term knowledge of our business and operations and extensive experience in the heat exchanger industry.

Mr. Fucai Zhan. Mr. Zhan possesses over 15 years of experience in production, research and development, and sales. He joined Siping Juyuan in 1999 as Vice President of Sales and was appointed as Vice President of Research and Development in 2009. He contributes invaluable long-term knowledge of our business and operations to our Board.

Mr. Wenquan Tao. Mr. Tao has been working as a professor at School of Energy & Power Engineering of Xi’an Jiaotong University since 1986. Mr. Tao is currently an academician of the Chinese Academy of Science, a member of the Advisory Board of Numerical Heat Transfer and a member of Editorial Board of Progress in Computational Fluid Dynamics. His extensive experience and knowledge of the heat exchanger industry makes him a valuable member of our Board.

Mr. Jingxun Chen. Mr. Chen has around 15 years’ accounting and auditing experience, from which he has gained extensive knowledge of China, US, Hong Kong and International Financial Reporting Standards (IFRS). His extensive experience in the accounting and auditing fields and deep understanding of Chinese business and culture makes a valuable member of our Board.

Mr. To Tsang. Mr. Tsang has extensive knowledge of overseas capital markets and has advised various PRC companies on their pre-IPO restructurings, pre-IPO financing and securities offerings on the overseas capital markets and has advised on numerous reverse acquisitions of overseas public companies by PRC companies, making him a valuable member of our Board.

Mr. Youjun Lian. Mr. Lian has more than 30 years of experience in the legal field. He brings valuable legal expertise to our Board.

Mr. Ariel Poppel. Mr. Poppel contributes to the Board is extensive experience serving in management positions and on the boards of numerous companies.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

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

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Except as set forth below, we believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2011.

During fiscal year 2011, Form 4’s were filed late by Wisetop and its beneficial owner at the time, Jinghua Zhao. In addition, Form 3’s were filed late by newly appointed directors Youjun Lian and Ariel Poppel. All of such late filing were due to administrative oversight.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Ethics

On September 25, 2009, our Board adopted a new Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new Code of Ethics replaces our prior Code of Ethics that applied only to our principal executive officer, principal financial officer, principal accounting officer or controller and any person who performed similar functions. Our Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics can be found on our website at www.tht.cn.

We are required to disclose any amendment to, or waiver from, a provision of our Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four business days following the date of any such amendment to, or waiver from, a provision of our Code of Ethics.

TBoard Composition and Committees

he Company is governed by a Board of Directors that currently consists of seven members: Messrs. Guohong Zhao, Fucai Zhan, Wenquan Tao, Jingxun Chen, To Tsang, Youjun Lian and Ariel Poppel. Our “independent” directors, within the meaning of the NASDAQ Marketplace Rules, are Messrs. Wenquan Tao, Jingxun Chen, To Tsang , Youjun Lian and Ariel Poppel. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. On March 9, 2012, Bill Haus resigned as our director. On March 15, 2012, Jingxun Chen was appointed as our new director and the chairman of the Audit Committee.

The Board has established three standing committees: the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Governance and Nominating Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on our website at www.tht.cn.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee is currently composed of four members, Messrs. Wenquan Tao, Jingxun Chen, To Tsang and Youjun Lian. Our Board of Directors determined that each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and is an “independent” director within the meaning of the NASDAQ Marketplace Rules. Each Audit Committee member also meets NASDAQ’s financial literacy requirements. Mr. Chen serves as Chair of the Audit Committee.

Our Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. Our Audit Committee is responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

  reviewing with our independent auditors any audit problems or difficulties and management’s response;

  reviewing and approving all proposed related-party transactions;

  discussing the annual audited financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  annually reviewing and reassessing the adequacy of our Audit Committee charter;

  meeting separately and periodically with management and our internal and independent auditors;

  reporting regularly to the full Board of Directors; and

  such other matters that are specifically delegated to our Audit Committee by our Board of Directors from time to time.

Our Board of Directors has determined that Mr. Chen is the “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and also meets NASDAQ’s financial sophistication requirements.

Compensation Committee

Our Compensation Committee is currently composed of four members, Messrs. Wenquan Tao, Jingxun Chen, To Tsang and Youjun Lian each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Tsang serves as Chair of the Compensation Committee.

Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer may not be present at any committee meeting during which his compensation is deliberated.

The Compensation Committee is responsible for, among other things:

  approving and overseeing the compensation package for our executive officers;

  reviewing and making recommendations to the Board with respect to the compensation of our directors;

  reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

  reviewing periodically and making recommendations to the Board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Governance and Nominating Committee

Our Governance and Nominating Committee is currently composed of four members, Messrs. Wenquan Tao, Jingxun Chen, To Tsang and Youjun Lian each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Tao serves as Chair of the Governance and Nominating Committee.

The Governance and Nominating Committee assists the Board in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees.

The Governance and Nominating Committee is responsible for, among other things:

  identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;

  reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us; and

  identifying and recommending to the Board the directors to serve as members of the Board’s committees,

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since such procedures were last disclosed.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Guohong Zhao,	2011	16,819	-	-	-	-	16,819
Chief Executive Officer	2010	16,819	-	-	-	-	16,819

Employment Agreements

We do not have an employment agreement with any of our management.

We have not provide retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2011, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

The following table sets forth the total compensation earned by our directors for their services as directors during fiscal year ended December 31, 2011:

	Fees earned or	All other
	paid in cash	compensation	Total
Name	($)	($)	($)
Guohong Zhao	-	-	-
Fucai Zhan	-	-	-
Wenquan Tao	24,000
William P. Haus(1)	36,000
To Tsang	24,000
Youjun Lian	12,000
Ariel Poppel	-
(1) Mr. Haus resigned as our director effective on March 9, 2012.

We entered into separate independent director contracts and indemnification agreements with each of Messrs. Wenquan Tao, William P. Haus, To Tsang. Under the terms of the independent director’s contracts, we agreed to pay Mr. Tao an annual fee of $24,000, Mr. Tsang an annual fee of $24,000, and Mr. Haus an annual fee of $36,000, as compensation for the services to be provided by them as independent directors. Under the terms of the indemnification agreements, we agreed to indemnify the independent director against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in our best interests. We agreed to pay Mr. Chen an annual fee of $36,000 as compensation for the services to be provided by him as independent director. We have not entered into independent director agreements or indemnification agreements with Mr. Poppel, Mr. Lian and Mr. Chen.

Mr. Guohong Zhao and Mr. Fucai Zhan are paid in their capacity as executive officers of the Company and they do not receive any additional compensation for their service as directors.

It is our practice to reimburse our directors for reasonable travel expenses related to attendance at Board and Committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, THT Industrial Park, No. 5 Nanhuan Road, Tiexi District, Siping, Jilin Province, 136000, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Guohong Zhao	Chairman and CEO	Common Stock	4,559,214	22.3%
Jianjun He	Chief Financial Officer	Common Stock	0	*
Yue Cui	VP of Production	Common Stock	0	*
Fucai Zhan	VP of R&D and Director	Common Stock	0	*
Wenquan Tao	Director	Common Stock	0	*
William P. Haus(3)	Director	Common Stock	0

To Tsang	Director	Common Stock	0
Youjun Lian	Director	Common Stock	0	*
Ariel Poppel	Director	Common Stock	0	*
Jingxun Chen(4)	Director	Common Stock	0	*
All officers and directors as a group		Common Stock	4,559,214(3)	22.3%
(9 persons named above)
5% Security Holders
Xiaomei Fang Room 602, Building 18, No. 14, Phoenix Street, Phoenix Road, Luohu District, Shenzhen City, Guangdong Province, China.		Common Stock	1,070,533	5.2%
* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 20,453,500 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 28, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Mr. Haus resigned as our director effective on March 9, 2012.

(4)	Mr. Chen was appointed as our director on March 15, 2012.

Changes in Control

We are not aware of any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2010 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

As of December 31, 2011, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Each of Messrs. Wenquan Tao, Jingxun Chen, To Tsang, Youjun Lian and Ariel Poppel serves on our board as an “independent” director as defined by the applicable rules of the SEC and NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees	$129,000	$94,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$129,000	$94,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by PKF Certified Public Accountants for our financial statements as of and for the year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012

THT HEAT TRANSFER TECHNOLOGY, INC.

By: /s/ Guohong Zhao
Guohong Zhao
Chief Executive Officer

By: /s/ Jianjun He
Jianjun He
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guohong Zhao	Chairman and Chief Executive Officer	March 30, 2012
Guohong Zhao	(Principal Executive Officer)

/s/ Jianjun He	Chief Financial Officer	March 30, 2012
Jianjun He	(Principal Financial and Accounting Officer)

/s/ Fucai Zhan	Director	March 30, 2012
Fucai Zhan

/s/ Wenquan Tao	Director	March 30, 2012
Wenquan Tao

/s/ Jingxun Chen	Director	March 30, 2012
Jingxun Chen

/s/ To Tsang	Director	March 30, 2012
To Tsang

/s/ Youjun Lian	Director	March 30, 2012
Youjun Lian

/s/ Ariel Poppel	Director	March 30, 2012
Ariel Poppel

THT Heat Transfer Technology, Inc.

Consolidated Financial Statements
For the year ended December 31, 2011
(Stated in US dollars)

THT Heat Transfer Technology, Inc.
Consolidated Financial Statements
For the year ended December 31, 2011
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
THT Heat Transfer Technology, Inc.

We have audited the accompanying consolidated balance sheets of THT Heat Transfer Technology, Inc. (the “Company”) and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the years in the two -year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of THT Heat Transfer Technology, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China
March 29, 2012

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$7,340,068	$18,438,430
Restricted cash - Note 4	1,725,546	1,677,566
Counter guarantee receivable - Note 13	235,676	212,372
Trade receivables, net – Note 3 and 5	33,573,223	25,651,880
Bills receivable	1,415,890	469,161
Other receivables, prepayments and deposits, net - Note 6	7,859,563	6,197,565
Inventories, net - Note 7	32,531,053	13,705,690
Deferred tax assets - Note 8	251,561	163,239

Total current assets	84,932,580	66,515,903
Retention receivable - Note 3	1,184,382	1,409,057
Counter guarantee receivable - Note 13	235,676	-
Property, plant and equipment, net - Note 9	7,703,607	6,797,947
Deposits for acquisition of property, plant and equipment	345,658	-
Land use rights - Note 10	1,019,045	1,005,428
Deposits for land use right – Note 3 and 10	4,389,330	-

TOTAL ASSETS	$99,810,278	$75,728,335

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$6,619,676	$2,803,874
Other payables and accrued expenses – Note 11	15,853,810	13,364,671
Income tax payable	1,389,140	1,380,979
Short-term bank loans - Note 12	16,183,051	10,618,610
Current maturities of long-term loan - Note 13	1,885,404	1,668,639

Total current liabilities	41,931,081	29,836,773
Long-term loan - Note 13	2,828,106	-

TOTAL LIABILITIES	44,759,187	29,836,773

COMMITMENTS AND CONTINGENCIES - Note 21

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share
Authorized 10,000,000 shares, none issued and outstanding
Common stock : par value $0.001 per share - Note 14
Authorized 190,000,000 shares in 2011 and 2010; issued and outstanding 20,453,500 shares in 2011 and 2010	20,454	20,454
Additional paid-in capital	27,396,455	27,396,455
Statutory reserve - Note 15	2,979,827	1,902,632
Accumulated other comprehensive income	3,721,877	1,961,950
Retained earnings	21,497,843	14,671,962

Total THT Heat Transfer Technology Inc. stockholders’ equity	55,616,456	45,953,453
Noncontrolling interests	(565,365)	(61,891)

TOTAL EQUITY	55,051,091	45,891,562

TOTAL LIABILITIES AND EQUITY	$99,810,278	$75,728,335

See the accompanying notes to consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Year ended December 31,
	2011	2010

Sales revenue - Note 22	$57,741,288	$50,245,929
Cost of sales	(32,501,171)	(28,550,685)

Gross profit	25,240,117	21,695,244

Operating expenses
Administrative expenses	5,615,566	4,359,595
Research and development expenses	1,754,965	1,151,948
Selling expenses	8,532,879	6,602,622

	15,903,410	12,114,165

Income from operations	9,336,707	9,581,079
Interest income	56,080	14,238
Other income - Note 16	796,893	984,851
Finance costs - Note 17	(1,121,133)	(699,646)

Income before income taxes and noncontrolling interests	9,068,547	9,880,522
Income taxes - Note 8	(1,619,776)	(1,498,442)

Net income before noncontrolling interests	7,448,771	8,382,080
Net loss attributable to noncontrolling interests - Note 3	454,305	303,576

Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$7,903,076	$8,685,656

Net income before noncontrolling interests	7,448,771	$8,382,080
Other comprehensive loss
Foreign currency translation adjustments	1,710,758	1,243,472

Comprehensive income	9,159,529	9,625,552
Comprehensive loss attributable to noncontrolling interests	503,474	303,170

Comprehensive income attributable to THT Heat Transfer Technology, Inc. common stockholders	$9,663,003	$9,928,722

Earnings per share attributable to THT Heat Transfer Technology, Inc. common stockholders - Note 18
- Basic and diluted	$0.39	$0.53

Weighted average number of shares outstanding
- Basic and diluted	20,453,500	16,305,034

See the accompanying notes to consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Equity
(Stated in US Dollars)

	THT Heat Transfer Technology, Inc.
					Accumulated
			Additional		other
	Common stock		paid-in	Statutory	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	reserve	income	earnings	interests	Total

Balance, January 1, 2010	16,000,000	$16,000	$14,010,700	$863,304	$718,884	$7,025,634	$241,279	$22,875,801
Common stock issued for private placement, net of issuance costs - Note 14	4,453,500	4,454	12,745,755	-	-	-	-	12,750,209
Inducement to private placement - Note 19	-	-	640,000	-	-	-	-	640,000
Net income (loss)	-	-	-	-	-	8,685,656	(303,576)	8,382,080
Foreign currency translation adjustments	-	-	-	-	1,243,066	-	406	1,243,472
Appropriation to reserves	-	-	-	1,039,328	-	(1,039,328)	-	-

Balance, December 31, 2010	20,453,500	$20,454	$27,396,455	$1,902,632	$1,961,950	$14,671,962	$(61,891)	$45,891,562
Net income (loss)	-	-	-	-	-	7,903,076	(454,305)	7,448,771
Foreign currency translation adjustments	-	-	-	-	1,759,927	-	(49,169)	1,710,758
Appropriation to reserves	-	-	-	1,077,195	-	(1,077,195)	-	-

Balance, December 31, 2011	20,453,500	$20,454	$27,396,455	$2,979,827	$3,721,877	$21,497,843	$(565,365)	$55,051,091

See the accompanying notes to consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$7,448,771	$8,382,080
Adjustments to reconcile net income attributable to THT Heat Transfer Technology, Inc. common stockholders to net cash used in operating activities :-
Depreciation and amortization	954,218	850,964
Gain on disposal of property, plant and equipment	-	(754)
Deferred taxes	(81,100)	(61,060)
Allowance for doubtful accounts	614,549	712,826
Changes in operating assets and liabilities :-
Restricted cash	11,786	(243,444)
Trade receivables	(7,501,185)	(10,648,991)
Bills receivable	(914,328)	35,763
Other receivables, prepayments and deposits	(2,611,237)	286,291
Inventories	(18,027,228)	(3,083,015)
Retention receivable	270,421	(568,334)
Trade payables	3,653,116	809,803
Other payables and accrued expenses	3,172,581	307,103
Income tax payable	(40,511)	864,475

Net cash flows used in operating activities	(13,050,147)	(2,356,293)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,583,786)	(1,032,429)
Deposits paid for acquisition of land use right	(4,315,550)	-
Deposits paid for acquisition of property, plant and equipment	(339,847)	-
Proceeds from disposal of property, plant and equipment	-	10,327

Net cash flows used in investing activities	(6,239,183)	(1,022,102)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	13,390,209
Proceeds from bank loans	20,545,308	10,327,378
Repayment of bank loans	(10,813,320)	(5,901,359)
Repayment of long-term loan	(1,699,236)	(1,770,408)
Payment for counter guarantee receivables	(463,428)	-
Refund of counter guarantee receivables	216,266	-

Net cash flows provided by financing activities	7,785,590	16,045,820

Effect of foreign currency translation on cash and cash equivalents	405,378	391,378

Net (decrease) increase in cash and cash equivalents	(11,098,362)	13,058,803
Cash and cash equivalents - beginning of year	18,438,430	5,379,627

Cash and cash equivalents - end of year	$7,340,068	$18,438,430

Supplemental disclosures for cash flow information
Cash paid for :-
Interest	$998,428	$549,409
Income taxes	$1,689,202	$823,959

Non-cash investing and financing transactions:
Warrants issued to the financial advisor in connection with the private placement	$-	$396,939

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

As a result of the Reincorporation Merger, the legal domicile of the Surviving Corporation is now Nevada. The Merger Agreement and Reincorporation Merger were duly approved by the written consent of stockholders of BTHC owning at least a majority of the outstanding shares of BTHC’s common stock, dated September 16, 2009.

Pursuant to the terms of the Merger Agreement, (i) BTHC merged into THT, with THT being the surviving corporation, and BTHC thereby changed its name to THT Heat Transfer Technology, Inc.; (ii) from and after the Effective Time, THT possesses all of the rights, privileges, powers, and franchises of BTHC, and BTHC’s debts and liabilities became the debts and liabilities of THT; (iii) BTHC’s existing Board of Directors and officers became the Board of Directors and officers of the Surviving Corporation; and (iv) the Articles of Incorporation and Bylaws of THT now govern the Surviving Corporation.

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

As a result of the Reincorporation Merger, each outstanding share of BTHC’s common stock, par value $0.001 per share, was automatically converted into one share of THT’s common stock, par value $0.001 per share. Each outstanding certificate representing shares of BTHC’s common stock is deemed, without any action by BTHC’s stockholders, to represent the same number of shares of THT’s common stock.

Reorganization

Before the Reincorporation Merger and on June 30, 2009, BTHC entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Megaway International Holdings Limited, a British Virgin Islands corporation ("Megaway"), and its sole shareholder, Wisetop International Holdings Limited, a British Virgin Islands corporation ("Wisetop"). Pursuant to the Share Exchange Agreement, Megaway became a wholly-owned subsidiary of the Company and Wisetop was issued 14,800,000 shares of the Company’s common stock, which, after giving effect to the Cancellation Agreement disclosed below, constituted 92.5% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement, in exchange for 100% of the issued and outstanding shares of Megaway.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information (Cont’d)

Megaway was dormant since its incorporation until it acquired 100% of the outstanding capital stock of Star Wealth International Holdings Limited ("Star Wealth"), a Hong Kong company, on May 5, 2009. Star Wealth was also dormant since its incorporation until it acquired 100% of the equity interest of Siping City Juyuan Hanyang Plate Heat Exchanger Co., Ltd. (“Siping Juyuan”), a PRC corporation, on May 10, 2009.

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

Siping Juyuan has a 75% directly owned subsidiary, Beijing Juyuan Hanyang Heat Exchange Equipment Co. Ltd (“Beijing Juyuan”).

As a condition precedent to the consummation of the Share Exchange Agreement, on June 30, 2009, the Company entered into a cancellation agreement, or the Cancellation Agreement, with Mr. Gerald Pascale, who was the major stockholder of the Company immediately before the Share Exchange Agreement and served as the Company’s sole director and officer from February 12, 2009 until June 30, 2009 when he was replaced by Mr. Guohong Zhao (“Mr. Zhao”), a founder of Siping Juyuan, whereby Mr. Pascale agreed to the cancellation of 4,805,387 shares of the Company’s common stock owned by him.

Mr. Zhao was appointed as the Company’s director and chief executive officer effective upon the closing of the above reverse acquisition. In addition, the Company’s executive officers were replaced by the executive officers of Siping Juyuan upon the closing of the reverse acquisition.

On June 30, 2009, Mr. Zhao entered into an option agreement with Ms. Jinghua Zhao, the sole shareholder of Wisetop, pursuant to which Mr. Zhao was granted an option, exercisable after 180 days, to acquire all of the equity interests of Wisetop owned by Ms. Jinghua Zhao at an exercise price of $3,246,160. This option expired on June 30, 2011. On May 16, 2011, an amendment was signed by both parties extending the exercise period until June 30, 2012.

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

Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, inventories and deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment and land use right. Actual results could differ from those estimates.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, and trade and other receivables. As of December 31, 2011 and 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the years ended December 31, 2011 and 2010, the Company did not have any customers which contributed 10% or more to the Company’s sales revenue.

As of December 31, 2011 and 2010, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2011 and 2010, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in United States dollars (“USD”).

Receivables and allowance for doubtful debts

Receivables are stated at cost, net of an allowance for doubtful debts. The Company establishes an allowance for doubtful debts based on management’s assessment of the collectability of trade receivables and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each debtor based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on trade receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the manaement and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Retention receivable

Retention receivable is the amount withheld by a customer until the warranty period (ranging from one to two years) is over. Retention receivables which were expected to be collected within one year of $6,074,715 and $3,737,059 were included in the balance of trade receivables as of December 31, 2011 and 2010, respectively. Retention receivables which were expected to be collected after one year of $1,184,382 and $1,409,057 were presented separately as non-current assets.

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

Land use rights

Land use right represents the exclusive right to occupy and use a piece of land in the PRC for a specific contract term. Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 50 years obtained from the relevant PRC land authority.

During the year ended December 31, 2011, the Company prepaid $4,315,550 for the purchase of a land use right. As of December 31, 2011, the Company has not obtained the title of the land use right yet. The prepayment is recorded in “Deposits for land use right” in the consolidated balance sheet as of December 31, 2011 and will be reclassified to land use rights when the title is obtained.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2011 and 2010.

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

There were no sales returns and allowances for the years ended December 31, 2011 and 2010. The Company does not provide unconditional right of return, pricing protection or any other concessions to its customers. Generally, the Company provides free after-sale service for a period ranging from half year to 1 year. After-sale expense was $82,789 and $15,369 for the years ended December 31, 2011 and 2010, respectively.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Cost of sales

Cost of sales consists primarily of materials costs, freight charges, purchasing and receiving costs, inspection costs, employee compensation, depreciation and related costs, which are directly attributable to production. Write-down of inventories to lower of cost or market is also recorded in cost of sales, if any.

Administrative expenses

Administrative expenses consist primarily of rental expenses, office expenses, entertainment, traveling expenses, staff welfare, consumables, labor protection and salaries and wages which are incurred at the administrative level.

Rental expenses under operating leases were $84,424 and $82,461 for the years ended December 31, 2011 and 2010, respectively.

Selling expenses

Selling expenses consist primarily of advertising, salaries and transportation costs incurred during the selling activities.

Advertising, transportation, research and development expenses

Advertising, transportation, research and development expenses are charged to expense as incurred.

Advertising costs amounting to $4,043 and $2,390 for the years ended December 31, 2011 and 2010, respectively, are included in selling expenses.

Transportation expenses amounting to $1,103,090 and $873,701 for the years ended December 31, 2011 and 2010, respectively, are included in selling expenses.

Research and development costs are expenses as incurred. Research and development costs for the year ended December 31, 2011 and 2010 were $1,754,965 and $1,151,948, respectively.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Comprehensive income

Pursuant to ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2011 and 2010, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

Foreign currency translation

The functional currencies of the Company and its subsidiaries include United States dollars “USD” and Renminbi “RMB”. The Company and its subsidiaries maintain their financial statements in their respective functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income or loss for the respective periods.

For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into USD. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulated other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2011 and 2010 were RMB1 for $0.1571 and $0.1517, respectively. The average exchange rates for the years ended December 31, 2011 and 2010 were RMB1 for $0.1545 and $0.1475, respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to USD after the balance sheet date.

Fair value of financial instruments

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.

As of December 31, 2011 and 2010, the carrying amounts of the Company’s financial assets and liabilities (including the current maturity of long-term loan) approximated their fair values due to short maturities or the applicable interest rates approximate the current market rates.

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

Recently issued accounting pronouncements

The FASB issued ASU No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this ASU temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring is effective for interim and annual periods ending after June 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies. The adoption of this ASU update has no material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU update is not expected to have a material impact on the Company’s consolidated financial statements.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU update is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU updated, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The adoption of this ASU update has no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350)”. The amendments in this ASU permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company’s consolidated financial statements.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 –80)”. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The Company is evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. The adoption of this ASU update has no material impact on the Company’s consolidated financial statements.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Restricted cash

	As of December 31,
	2011	2010

Bank deposits held as collateral for performance bonds issued by the banks to customers	$1,725,546	$1,677,566

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

5.	Trade receivables, net

	As of December 31,
	2011	2010

Trade receivables	$35,600,032	$27,005,255
Allowance for doubtful accounts	(2,026,809)	(1,353,375)

	$33,573,223	$25,651,880

As of December 31, 2011 and 2010, the Company’s trade receivables of $5,421,295 and $5,922,542, respectively, were pledged as collateral under certain loan arrangements (Note 12).

An analysis of the allowance for doubtful accounts for the years ended December 31, 2011 and 2010 is as follows :-

	Year ended December 31,
	2011	2010

Balance at beginning of year	$1,353,375	$598,215
Addition of bad debt expense, net	614,549	712,826
Translation adjustments	58,885	42,334

Balance at end of year	$2,026,809	$1,353,375

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Other receivables, prepayments and deposits

	As of December 31,
	2011	2010

Advances to staff	$2,201,875	$689,392
Deposits for public bid	953,444	897,729
Prepayments to suppliers	3,284,002	4,511,729
VAT receivable	1,199,778	-
Other receivables	293,224	168,964

	7,932,323	6,267,814
Allowance for doubtful accounts	(72,760)	(70,249)

	$7,859,563	$6,197,565

The advances to staff mainly represent advances for handling selling and logistic activities for the Company in the ordinary course of business.

No allowance for doubtful accounts was provided during the year ended December 31, 2011 and 2010.

7.	Inventories

	As of December 31,
	2011	2010

Raw materials	$6,198,179	$3,065,946
Work-in-progress	25,791,085	10,658,253
Finished goods	560,959	-

	32,550,223	13,724,199
Allowance for obsolete inventories	(19,170)	(18,509)

	$32,531,053	$13,705,690

No allowance for obsolete inventories was provided during the year ended December 31, 2011 and 2010.

As of December 31, 2011, the inventories of $3,456,574 (2010: nil) were pledged under floating charge for certain loan agreements (Note 12 ).

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2011 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

HK

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong profits tax has been made as Star Wealth had no taxable income during the reporting periods.

PRC

Siping Juyuan, Beijing Juyuan and Tianjin Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan, being a Sino-foreign joint venture enterprise, is entitled to two years’ EIT exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in the fiscal year 2008 and Beijing Juyuan was subject to EIT at the rate of 12.5% during the years ended December 31, 2011 and 2010.

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan refund of value-added tax paid during the reporting periods (Note 16).

The components of the provision for income taxes are :-

	Year ended December 31,
	2011	2010

Current taxes	$1,700,876	$1,559,502
Deferred taxes	(81,100)	(61,060)

	$1,619,776	$1,498,442

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	Income taxes (Cont’d)

The effective income tax expense differs from the PRC statutory income tax rate of 25% for the years ended December 31, 2011 and 2010 as follows :-

	Year ended December 31,
	2011	2010

Provision for income taxes at applicable tax rate	$2,267,137	$2,470,131
Non-taxable items for tax	(80,101)	(309,887)
Non-deductible items for tax	226,387	184,342
Additional deduction from tax bureau on research and development expenses and salary for disabled workers	(278,565)	(188,005)
Preferential Tax Rate	(741,578)	(811,901)
Valuation allowance	226,496	153,762

Income tax expense	$1,619,776	$1,498,442

The amount of benefit from Preferential Tax Rate was $741,578 and $811,901 for the years ended December 31, 2011 and 2010, respectively, and the effect on earnings per share was $0.04 and $0.05, respectively.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2011 and 2010.

Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant.

Deferred tax assets as of December 31, 2011 and 2010 are composed of the following :-

	As of December 31,
	2011	2010
Short-term
Allowance for doubtful accounts	$166,193	$160,463
Allowance for obsolete inventories	2,876	2,776
Deferred income	82,492	-

	251,561	163,239
Long-term
Net operating loss carried forward	384,594	158,098
Valuation allowances	(384,594)	(158,098)

	-	-

Total deferred tax assets	$251,561	$163,239

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets as of December 31, 2011 and 2010 are more likely than not to be realized, except for the deferred tax assets relating to the net operating loss carried forward incurred by a subsidiary.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

9.	Property, plant and equipment, net

	As of December 31,
	2011	2010
Cost :-
Buildings	$6,133,593	$3,847,047
Plant and machinery	4,275,088	3,239,819
Office equipment	715,153	612,154
Motor vehicles	388,052	318,934

	11,511,886	8,017,954
Accumulated depreciation	(3,808,279)	(2,761,361)
Construction in progress	-	1,541,354

Net	$7,703,607	$6,797,947

During the reporting periods, depreciation is included in :-

	Year ended December 31,
	2011	2010

Cost of sales and overheads of inventories	$447,223	$381,155
Research and development expenses	295,590	272,169
Administrative expenses	189,456	176,678

	$932,269	$830,002

As of December 31, 2011 and 2010, property, plant and equipment with net book values of $706,695 and $2,931,629, respectively, were pledged as collateral under certain loan arrangements (Note 12).

10.	Land use rights

	As of December 31,
	2011	2010

Land use rights	$1,106,788	$1,068,589
Accumulated amortization	(87,743)	(63,161)

	$1,019,045	$1,005,428

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of December 31, 2011 and 2010, the land use rights were pledged as collateral under certain loan arrangements (Note 12).

During the years ended December 31, 2011 and 2010, amortization amounted to $21,949 and $20,962, respectively. The estimated amortization expense for each of the five succeeding years from 2011 is approximately $22,000 each year.

The Company made a prepayment for land use right of RMB27.8million (approximately $4.4 million) during the year ended December 31, 2011, which has been reflected on the consolidated balance sheet as deposits for land use right as of December 31, 2011. Its area is approximately 152,246 square meters and is intended for future manufacturing facilities expansion.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

11.	Other payables and accrued expenses

	As of December 31,
	2011	2010

Accrued audit fee	$105,000	$71,840
Receipt in advance from customers	11,003,379	7,896,814
Pension payable	631,506	546,436
Salaries payable	417,726	283,300
Other payables and accrued expenses	3,696,199	4,566,281

	$15,853,810	$13,364,671

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third party insurances and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Included in other payables as of December 31, 2011 and 2010 was an amount of $3,237,831 and $2,243,561 respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project and other new project. The project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

12.	Short-term bank loans

	As of December 31,
	2011	2010

Secured bank loans	$13,826,296	$7,584,721
Unsecured bank loans	2,356,755	3,033,889

	$16,183,051	$10,618,610

All bank loans are repayable within one year and carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company :-

	As of December 31,
	2011	2010

Trade receivables (Note 5)	$5,421,295	$5,922,542
Property, plant and equipment (Note 9)	-	2,931,629
Land use rights (Note 10)	1,019,045	1,005,428
	$6,440,340	$9,859,599

The unsecured bank loans as of December 31, 2011 and 2010 were guaranteed by Mr. Zhao and the non-related parties who received 2% of the loan balance as compensation for acting as guarantors for the Company.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13.	Long-term loan

The loan is borrowed from a non-financial institution, bearing interest at an annual rate of 15% over of the benchmark rate of the PBOC for three-year long-term loans and guaranteed by a third party.

The loan is secured by the following assets of the Company:

	As of December 31,
	2011	2010

Property, plant and equipment (Note 9)	$706,695	$-
Inventories (Note 7)	3,456,574	-

	$4,163,269	$-

As a condition of guarantee agreement, the Company paid 2.5% of the loan balance to the third party as compensation for acting as guarantor for the Company and made the counter guarantee deposits to the guarantors of $471,352 and $212,372 as of December 31, 2011 and 2010, respectively. These deposits will be returned the Company upon the Company’s settlement of the loans.

During the reporting periods, there was no other covenant requirement under the bank loans granted to the Company except that inventory level cannot be lower than RMB 20 million (approximately $3.5 million) during the loan period.

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

In connection with the offering of shares under the private placement, 222,675 warrants were issued to the financial advisor on December 7, 2010, as partial compensation for services, to purchase an aggregate of 222,675 shares of common stock of the Company, representing 5% of the offered shares. The warrants have a term of three years and are exercisable from the first anniversary of the issuance and have an exercise price of $3.84. The fair value of these warrants was $396,939 as of grant date and they were outstanding as of December 31, 2011.

15.	Statutory reserve

The statutory reserve in the consolidated balance sheets comprises Siping Juyuan’s statutory reserve. In accordance with the relevant laws and regulations of the PRC, Siping Juyuan and Beijing Juyuan are required to set aside at least 10% of their respective after-tax net profits each year determined in accordance with PRC GAAP and if any, to fund the statutory reserve until the balance of the reserve reaches 50% of their respective registered capital. The statutory reserve is not distributable in the form of cash dividends and can be used to make up cumulative prior year losses.

Beijing Juyuan did not make any appropriation to statutory reserve as it incurred losses for the years.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

16.	Other income

	Year ended December 31,
	2011	2010

Refund of value-added tax under Tax Concession	$297,817	$294,331
Sales of scrapped materials	292,669	295,812
Government grants	146,598	336,908
Other income	59,809	57,800

	$796,893	$984,851

17.	Finance costs

	Year ended December 31,
	2011	2010

Interest expense	$998,428	$550,258
Bank charges and net exchange loss	122,705	149,388

	$1,121,133	$699,646

18.	Earnings per share

The basic earnings per share is calculated using the net income attributable to the Company’s common stockholders and the weighted average number of shares outstanding during the reporting periods. All share and per share data reflects the recapitalization as if it occurred as of the beginning of the first period presented.

As of December 31, 2011, the warrant shares issued to the financial advisor were outstanding and anti-dilutive. There were no dilutive instruments as of December 31, 2011 and 2010. Accordingly, the basic and diluted earnings per share are the same for both the reporting periods.

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

As the target was met for the 2010 Guaranteed ATNI, 50% of the Escrow Shares or 1,000,000 shares were returned to stockholders during the year. As the Company has not met the 2011 Guarantee ATNI, the pledgor is required to transfer the 2011 Make Good Shares to the investors on a pro-rata basis.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

20.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $186,957 and $232,939 for the years ended December 31, 2011, and 2010, respectively.

21.	Commitments and contingencies

Capital commitment

As at December 31, 2011 and 2010, the Company had capital commitments $317,342 and $447,210, respectively, in respect of the construction of the Company’s campus and factory and for purchase of machineries that were contracted for but not provided in the consolidated financial statements.

Contingencies

As of December 31, 2011 and 2010, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

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

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of December 31, 2011 and 2010 respectively. The Company believes that a reasonable estimate of the possible loss range from $Nil to approximately $1,741,000 as of December 31, 2011 (2010: from $Nil to approximately $1,681,000).

The Company's operations are subject to the laws and regulations in the PRC relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance and believes that it is in substantial compliance with all the applicable laws and regulations.

The Company is currently not involved in any environmental remediation and has not accrued any amounts for environmental remediation relating to its operations. Under existing legislation, management believes that there are no probable liabilities that will have a material adverse effect on the financial position, operating results or cash flows of the Company.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

22.	Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”. The Company’s sales revenues by products for the years ended December 31, 2011 and 2010 were as follows :-

	Year ended December 31,
	2011	%	2010	%

Plate heat exchanger	$29,867,262	52	$27,022,806	54
Heat exchange unit	12,365,970	21	14,299,218	28
Air-cooled heat exchanger	3,466,342	6	4,018,987	8
Shell-and-tube heat exchanger	6,276,527	11	2,529,491	5
Others	5,765,187	10	2,375,427	5

	$57,741,288	100	$50,245,929	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

23.	Related party transactions

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

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of June 30, 2009, by and among the Company, Megaway International Holdings Limited and its sole shareholder [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
2.2	Share Exchange Agreement, dated as of February 12, 2009, by and among the Company, Sino- America Ventures, Inc. and its shareholders [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009]
2.3	First Amended Joint Plan of Reorganization dated September 29, 2004 [incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10-SB filed on September 21, 2006]
2.4	Order Confirming First Amended Joint Plan of Reorganization dated November 29, 2004 [incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form 10 filed on September 21, 2006]
2.5	Agreement and Plan of Merger, dated as of November 24, 2009, between BTHC VIII, Inc. and THT Heat Transfer Technology, Inc. [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 4, 2009]
3.1	Articles of Incorporation of the Company, as amended to date [incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 4, 2009]
3.2	Bylaws of the Company, as amended to date [incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 4, 2009]
4.1	Form of Registration Rights Agreement [incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.1	Form of Securities Purchase Agreement [incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.2	Form of Lockup Agreement [incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.3	Form of Make Good Escrow Agreement [incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.4	Form of Right of Co-Sale Agreement [incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.5	Form of Closing Escrow Agreement [incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.6	Loan Agreement, dated September 27, 2008, by and between Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd. and the Siping Branch of the Agriculture Bank of China (English translation) [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.7	Commission Loan Agreement, dated July 24, 2008, by and among Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd., Siping City Fu Guo Investment and Development Co., Ltd. and Siping City Credit Association Union (English translation) [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.8	Loan Agreement, dated September 27, 2007, by and between Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd. and the Siping Branch of the Agriculture Bank of China (English translation) [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.9	Maximum Amount Mortgage Agreement, dated September 27, 2007, by and among Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd., Siping City Ju Yuan Heat Exchange Equipment Co., Ltd, Siping City Ju Yuan Han Yang Pressure Vessel Co., Ltd. and the Siping Branch of the Agriculture Bank of China (English translation) [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 7, 2009]

Exhibit No.	Description
10.10	Form Labor Contract for contracts signed after January 1, 2008, by and between Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd. and its employees (English translation) [incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.11	Form of Supplementary Agreement to Labor Contract (English translation) [incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
10.12	Independent Director Agreement, dated as of September 25, 2009, by and between the Company and Wenquan Tao [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.13	Independent Director Agreement, dated as of September 25, 2009, by and between the Company and William Haus [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.14	Independent Director Agreement, dated as of September 25, 2009, by and between the Company and To Tsang [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.15	Indemnification Agreement, dated as of September 25, 2009, by and between the Company and Wenquan Tao [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.16	Indemnification Agreement, dated as of September 25, 2009, by and between the Company and William Haus [incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.17	Indemnification Agreement, dated as of September 25, 2009, by and between the Company and To Tsang [incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
14	Code of Ethics [incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K filed on March 28, 2011)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter [incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
99.2	Compensation Committee Charter [incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
99.3	Governance and Nominating Committee Charter [incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith.