Form 10-Q
period 2012-03-31
THT Heat Transfer Technology, Inc.
filed 2012-05-14
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended March 31, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	7

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information	8
Item 6.	Exhibits	8

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Contents	Page(s)
Condensed Consolidated Statements of Income and Comprehensive Income	2
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5-22

THT Heat Transfer Technology, Inc.

Condensed Consolidated Financial Statements
For the three months ended
March 31, 2012 and 2011
(Stated in US dollars)

THT Heat Transfer Technology, Inc.
Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Statements of Income and Comprehensive Income	F-1
Condensed Consolidated Balance Sheets	F-2 - F-3
Condensed Consolidated Statements of Cash Flows	F-4
Notes to Condensed Consolidated Financial Statements	F-5 - F-22

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2012 and 2011
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	2012	2011

Sales revenue	$11,449,425	$14,052,920
Cost of sales	(6,843,635)	(8,010,229)

Gross profit	4,605,790	6,042,691

Operating expenses
Administrative expenses	1,252,829	712,931
Research and development expenses	253,983	347,489
Selling expenses	2,254,597	1,699,863

	3,761,409	2,760,283

Income from operations	844,381	3,282,408
Interest income	8,278	13,886
Other income - Note 15	229,461	4,757
Finance costs - Note 16	(401,450)	(192,597)

Income before income taxes	680,670	3,108,454
Income taxes - Note 8	(75,964)	(424,466)

Net income before noncontrolling interests	604,706	2,683,988
Net income attributable to noncontrolling interests	(47,527)	(27,410)

Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$557,179	$2,656,578

Net income before noncontrolling interests	$604,706	$2,683,988
Other comprehensive income
Foreign currency translation adjustments	349,747	164,525

Comprehensive income	954,453	2,848,513
Comprehensive income attributable to noncontrolling interests	(43,960)	(27,282)

Comprehensive income attributable to THT Heat Transfer Technology, Inc. common stockholders	$910,493	$2,821,231

Earnings per share attributable to THT Heat Transfer Technology, Inc. common stockholders - Note 17
- Basic and diluted	$0.03	$0.13

Weighted average number of shares outstanding
- Basic and diluted	20,453,500	20,453,500

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011
(Stated in US Dollars)

	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$1,863,165	$7,340,068
Restricted cash - Note 4	2,077,770	1,725,546
Trade receivables, net - Note 5	33,881,215	33,573,223
Counter guarantee receivable - Note 12	237,150	235,676
Bills receivable	1,612,130	1,415,890
Other receivables, prepayments and deposits, net - Note 6	10,215,693	7,859,563
Inventories, net - Note 7	32,209,168	32,531,053
Deferred tax assets	253,135	251,561

Total current assets	82,349,426	84,932,580
Retention receivable	1,215,416	1,184,382
Counter guarantee receivable - Note 13	237,150	235,676
Property, plant and equipment, net - Note 9	7,820,350	7,703,607
Deposit for acquisition of property, plant and equipment	-	345,658
Land use rights - Note 10	1,019,804	1,019,045
Deposits for land use rights – Note 10	4,416,792	4,389,330

TOTAL ASSETS	$97,058,938	$99,810,278

See the accompanying notes to condensed consolidated financial statements.

THT Heat Transfer Technology Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of March 31, 2012 and December 31, 2011
(Stated in US Dollars)

	March 31,	December 31,
	2012	2011
	(Unaudited)

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$3,965,214	$6,619,676
Other payables and accrued expenses - Note 11	14,711,710	15,853,810
Income tax payable	1,349,170	1,389,140
Short-term bank loans - Note 12	16,284,300	16,183,051
Current maturities of long-term loan - Note 13	1,897,200	1,885,404

Total current liabilities	38,207,594	41,931,081
Long-term loan - Note 13	2,845,800	2,828,106

TOTAL LIABILITIES	41,053,394	44,759,187

COMMITMENTS AND CONTINGENCIES - Note 20

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share Authorized 10,000,000 shares; none issued and outstanding
Common stock : par value $0.001 per share - Note 14 Authorized 190,000,000 shares; issued and outstanding 20,453,500 shares as of March 31, 2012 and December 31, 2011	20,454	20,454
Additional paid-in capital	27,396,455	27,396,455
Statutory reserve	3,058,933	2,979,827
Accumulated other comprehensive income	4,075,191	3,721,877
Retained earnings	21,975,916	21,497,843

Total THT Heat Transfer Technology Inc. stockholders’ equity	56,526,949	55,616,456
Noncontrolling interests	(521,405)	(565,365)

TOTAL EQUITY	56,005,544	55,051,091

TOTAL LIABILITIES AND EQUITY	$97,058,938	$99,810,278

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2012 and 2011
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	(unaudited)
	2012	2011

Cash flows from operating activities
Net income before noncontrolling interest	$604,706	$2,683,988
Adjustments to reconcile net income before noncontrolling interest to net cash used in operating activities :-
Depreciation and amortization	303,818	225,807
Deferred taxes	-	(8,143)
Provision (reversal of) for doubtful debts	158,200	(269,514)
Changes in operating assets and liabilities :-
Trade receivables	(256,204)	(3,754,520)
Bills receivable	(187,499)	(84,024)
Other receivables, prepayments and deposits	(2,308,416)	(4,606,434)
Inventories	525,748	3,064,062
Retention receivable	(23,639)	(401,462)
Trade payables	(2,697,582)	(966,606)
Other payables and accrued expenses	(1,242,193)	(2,195,230)
Income tax payable	(48,693)	(176,189)

Net cash flows used in operating activities	(5,171,754)	(6,488,265)

Cash flows from investing activities
Prepayment for land use rights	-	(1,161,745)
Payments to acquire property, plant and equipment	(18,748)	(164,961)

Net cash flows used in investing activities	(18,748)	(1,326,706)

Cash flows from financing activities
Proceeds from bank loans	-	3,035,178
Repayment of bank loans	-	(3,035,178)
Restricted cash	(341,644)	(815,701)

Net cash flows used in financing activities	(341,644)	(815,701)

Effect of foreign currency translation on cash and cash equivalents	55,243	38,943

Net decrease in cash and cash equivalents	(5,476,903)	(8,591,729)
Cash and cash equivalents - beginning of period	7,340,068	18,438,430

Cash and cash equivalents - end of period	$1,863,165	$9,846,701

Supplemental disclosures for cash flow information
Cash paid for :-
Interest	$396,049	$165,341
Income taxes	$124,657	$608,798

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

Pursuant to the terms of the Merger Agreement, (i) BTHC merged into THT, with THT being the surviving corporation, and BTHC thereby changed its name to THT Heat Transfer Technology, Inc.; (ii) from and after the Effective Time, THT possesses all of the rights, privileges, powers, and franchises of BTHC, and BTHC’s debts and liabilities became the debts and liabilities of THT; (iii) BTHC’s existing Board of Directors and officers became the Board of Directors and officers of the Surviving Corporation; and (iv) the Articles of Incorporation and By-laws of THT now govern the Surviving Corporation.

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

On June 30, 2009, Mr. Zhao entered into an option agreement with Ms. Jinghua Zhao, the sole shareholder of Wisetop, pursuant to which Mr. Zhao was granted an option, exercisable after 180 days, to acquire all of the equity interests of Wisetop owned by Ms. Jinghua Zhao at an exercise price of $3,246,160. This option expires on June 30, 2011. On May 16, 2011, an amendment was signed by both parties extending the exercise period until June 20, 2012.

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

3.	Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto for the year ended December 31, 2011 filed with the SEC in the Company’s Form 10-K on March 30, 2012.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of March 31, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentration of credit risk (cont’d)

During the three-month periods ended March 31, 2012 and 2011, the customers represented 10% or more of the Company’s condensed consolidated sales revenue are as follows:

	Three months ended
	March 31
	(Unaudited)
	2012	2011

Customer A	$1,617,000	-
Customer B	-	$1,569,000

As of March 31, 2012 and December 31, 2011, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

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

	As of		As of
	March 31, 2012		December 31, 2011
(Unaudited)

	Carrying	Fair value	Carrying	Fair value
	amount		amount

Long terms loans	$4,743,000	$4,780,762	$4,713,000	$4,755,538

Noncontrolling interests

As at March 31, 2012, noncontrolling interest on the condensed consolidated balance sheets resulted from the consolidation of 75% owned subsidiaries, Beijing Juyuan.

The schedule below illustrates the movements in the noncontrolling interests:

	Three months ended
	March 31
	(Unaudited)
	2012	2011

Balance at beginning of period	$(565,365)	$(61,891)
Net income attributable to noncontrolling interests	47,527	27,410
Foreign currency translation adjustments	(3,567)	(128)

Balance at end of period	$(521,405)	$(34,609)

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 has no material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of ASU 2011-04 has no material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU updated, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” was issued. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this ASU update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The adoption of ASU 2011-05 has no material impact on the Company’s condensed consolidated financial statements.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350)”. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU update has no material impact on the Company’s condensed consolidated financial statements

In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 –80)”. The amendments in this update require additional disclosures about an employer’s participation in a multiemployer plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The adoption of this ASU update has no material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this ASU is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The management is assessing the impact of this ASU on the Company’s condensed consolidated financial statements.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Restricted cash

	March 31,	December 31,
	2012	2011
	(Unaudited)

Bank deposits held as collateral for performance bonds issued by the banks to customers	$2,077,770	$1,725,546

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

5.	Trade receivables, net

	March 31,	December 31,
	2012	2011
	(Unaudited)

Trade receivables	$36,078,805	$35,600,032
Less : Allowance for doubtful accounts	(2,197,590)	(2,026,809)

	$33,881,215	$33,573,223

As of March 31, 2012 and December 31, 2011, the Company’s trade receivables of $5,074,087 and $5,421,295, respectively, were pledged as collateral under certain loan and guarantee arrangements (Note 12).

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2012 and 2011 is as follows :-

	Three months ended
	March 31,
	(Unaudited)
	2012	2011

Balance at beginning of period	$2,026,809	$1,353,375
Provision for/(reversal of) doubtful accounts	158,200	(269,514)
Translation adjustments	12,581	3,761

Balance at end of period	$2,197,590	$1,087,622

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Other receivables, prepayments and deposits, net

	March 31,	December 31,
	2012	2011
	(Unaudited)

Advances to staff	$3,392,139	$2,201,875
Deposits for public bid	1,231,012	953,444
Prepayments to suppliers	5,043,432	3,284,002
VAT receivable	428,200	1,199,778
Other receivables	194,125	293,224

	10,288,908	7,932,323
Less : Allowance for doubtful accounts	(73,215)	(72,760)

	$10,215,693	$7,859,563

The advances to staff mainly represent staff drawings for handling selling and logistic activities for the Company in the ordinary course of business.

No further allowance for doubtful accounts was recognized during the three months ended March 31, 2012 and 2011.

7.	Inventories, net

	March 31,	December 31,
	2012	2011
	(Unaudited)

Raw materials	$5,922,029	$6,198,179
Work-in-progress	26,287,849	25,791,085
Finished goods	18,580	560,959

	32,228,458	32,550,223
Allowance for obsolete inventories	(19,290)	(19,170)

	$32,209,168	$32,531,053

No further allowance for obsolete inventories was recognized during the three months ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011, the inventories of $3,478,200 and $3,456,574, respectively, were pledged under floating charge for certain loan agreements (Note 13).

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

The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of March 31, 2012 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

HK

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong profits tax has been made as Star Wealth had no taxable income during the reporting periods.

PRC

Siping Juyuan, and Beijing Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan, being a Sino-foreign joint venture enterprise, is entitled to two years’ EIT exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in the fiscal year 2008 and Beijing Juyuan was subject to EIT at the rate of 12.5% for both the periods ended March 31, 2012 and 2011 respectively.

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan a refund of value-added tax paid during the reporting periods.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9.	Property, plant and equipment, net

	March 31,	December 31,
	2012	2011
	(Unaudited)

Cost
Buildings	$6,171,968	$6,133,593
Plant and machinery	4,655,179	4,275,088
Office equipment	732,839	715,153
Motor vehicles	390,480	388,052

	11,950,466	11,511,886
Accumulated depreciation	(4,130,116)	(3,808,279)

Net	$7,820,350	$7,703,607

During the reporting periods, depreciation is included in :-

	Three months ended
	March 31
	(Unaudited)
	2012	2011

Cost of sales and overheads of inventories	$78,060	$103,059
Research and development expenses	134,772	59,139
Administrative expenses	85,367	58,218

	$298,199	$220,416

As of March 31, 2012 and December 31, 2011, plant and equipment with net book values $623,185 and $706,695 (note 13), and buildings with net book values $4,941,476 and $4,972,769 respectively, were pledged as collateral under certain loan arrangements (Note 12).

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

10.	Land use rights

	March 31,	December 31,
	2012	2011
	(Unaudited)

Land use rights	$1,113,712	$1,106,788
Accumulated amortization	(93,908)	(87,743)

	$1,019,804	$1,019,045

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of March 31, 2012 and December 31, 2011, the land use rights were pledged as collateral under certain loan arrangements (Note 12).

During the three months ended March 31, 2012 and 2011, amortization amounted to $5,619 and $5,391 respectively. The estimated amortization expense for each of the five succeeding years from 2011 is approximately $22,000 each year.

The Company had paid the deposits for land use rights of RMB27.8 million (approximately $4.4 million) as of March 31, 2012. The area is approximately 152,246 square meters and is intended for future manufacturing facilities expansion.

11.	Other payables and accrued expenses

	March 31,	December 31,
	2012	2011
	(Unaudited)

Accrued audit fee	$51,955	$105,000
Receipt in advance from customers	9,599,687	11,003,379
Pension payable	635,631	631,506
Salaries payable	334,121	417,726
Other payables and accrued expenses	4,090,316	3,696,199

	$14,711,710	$15,853,810

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Included in other payables as of March 31, 2012 and December 31, 2011 was an amount of $3,258,441 and $3,237,831 respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project (the “Project”). The Project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Short-term bank loans

	March 31,	December 31,
	2012	2011
	(Unaudited)

Secured bank loans	$13,912,800	$13,826,296
Unsecured bank loans	2,371,500	2,356,755

	$16,284,300	$16,183,051

All bank loans are repayable within one year and carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company :-

	March 31,	December 31,
	2012	2011
	(Unaudited)

Trade receivables (Note 5)	$5,074,087	$5,421,295
Property, plant and equipment (Note 9)	4,941,476	4,972,769
Land use rights (Note 10)	1,019,804	1,019,045

	$11,035,367	$11,413,109

The unsecured bank loans as of March 31, 2012 and December 31, 2011 were guaranteed by Mr. Zhao and certain third parties who received 2% of the loan balance as compensation for acting as guarantors for the Company. The Company also made the counter guarantee deposits to the guarantors of $237,150 and $235,676 as of March 31, 2012 and December 31, 2011, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans.

13.	Long-term loan

The loan is borrowed from a financial institution, bearing interest at an annual rate of 15% over the benchmark rate of the PBOC for the three-year long-term loans and guaranteed by a third party.

The secured loan was secured by the following assets of the Company :-

	March 31,	December 31,
	2012	2011
	(Unaudited)

Property, plant and equipment (Note 9)	$623,185	$706,695
Inventories (Note 7)	3,478,200	3,456,574

	$4,101,385	$4,163,269

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

13.	Long-term loan (Cont’d)

As a condition the guarantees for the loans the Company paid 2.5% of the loan balance to the third party as compensation for acting as guarantor for the Company and made the counter guarantee deposits to the guarantor of $237,150 and $235,676 as of March 31, 2012 and December 31, 2011, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans.

During the three months ended March 31, 2012, there was no other covenant requirement under the bank loans granted to the Company except that the inventory level cannot be lower than RMB 22 million (approximately $3.5 million) during the loan period.

There was no other covenant requirement under the bank loans agreement for the three months ended March 31, 2011.

Maturities of the loans as of March 31, 2012 are as follow :-

Year
2012	$1,897,200
2013	1,897,200
2014	948,600

$4,743,000

14.	Common stock

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

In connection with the offering of shares under the private placement, 222,675 warrants were issued to the financial advisor on December 7, 2010, as partial compensation for services, to purchase an aggregate of 222,675 shares of common stock of the Company, representing 5% of the offered shares. The warrants have a term of three years and are exercisable from the first anniversary of the issuance and have an exercise price of $3.84. The fair value of the warrants was $396,939 as of grant date. At March 31, 2012, all the issued share warrants were still outstanding.

In connection with its entry into the Securities Purchase Agreement, the Company also entered into a make good escrow arrangement with Wisetop, the Investors and other parties, details of which are set out in note 18 to the condensed consolidated financial statements.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

15.	Other income

	Three months ended
	March 31,
	(Unaudited)
	2012	2011

Government grants	$-	$607
Service income for installation of equipment	229,461	-
Others, net	-	4,150

	$229,461	$4,757

16.	Finance costs

	Three months ended
	March 31,
	(Unaudited)
	2012	2011

Interest expense	$396,049	$165,341
Bank charges and net exchange loss	5,401	27,256

	$401,450	$192,597

17.	Earnings per share

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

If prior to the second anniversary of the filing of either of the 2010 Annual Report or 2011 Annual Report (as applicable), the Company or their auditors report or recognize that the financial statements contained in such report are subject to amendment or restatement such that the Company would recognize or report adjusted ATNI of less than either of the 2010 Guaranteed ATNI or the 2011 Guaranteed ATNI (as applicable), then notwithstanding any prior return of 2010 Make Good Shares and 2011 Make Good Shares to the Pledgor, the Pledgor shall, within 10 business days following the earlier of the filing of such amendment or restatement or recognition, deliver the relevant 2010 Make Good Shares and 2011 Make Good Shares to the Investors without any further action on the part of the Investors.

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

As the target was met for 2010 Guaranteed ATNI, 50% of the Escrow Shares or 1,000,000 shares were returned to stockholders in 2011. As the Company did not meet the 2011 Guaranteed ATNI, the pledgor is required to transfer the 2011 Make Good Shares to the investors on a pro-rata basis.

19.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company contributed $56,975 and $58,800 for the three months ended March 31, 2012 and 2011, respectively.

20.	Commitments and contingencies

As of March 31, 2012 and December 31, 2011, the Company had the following commitments that were contracted for but not provided in the condensed consolidated financial statements.

	March 31,	December 31,
	2012	2011
	(Unaudited)

Plant and machineries	$-	$317,342

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

20.	Commitments and contingencies (Cont’d)

Contingencies

As of March 31, 2012 and December 31, 2011, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

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

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of March 31, 2012 and December 31, 2011 respectively. The Company believes that a reasonable estimate of the possible loss range from $Nil to approximately $1,731,000 as of March 31, 2012 (December 31, 2011: from $Nil to approximately $1,741,000).

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

The Company’s operations are subject to the laws and regulations in the PRC relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorizes have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance and believes that it is in substantial compliance with all the applicable laws and regulations.

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

The Company’s sales revenues by products for the three months ended March 31, 2012 and 2011 were as follows :-

	Three months ended March 31,
	2012	%	2011	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$5,114,689	45	$5,618,101	40
Heat exchange unit	3,670,921	32	4,252,966	30
Air-cooled heat exchanger	482,240	4	427,817	3
Shell-and-tube heat exchanger	837,704	7	2,864,725	20
Others	1,343,871	12	889,311	7

	$11,449,425	100	$14,052,920	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

22.	Related party transactions

Apart from the transactions as disclosed in note 12 to the condensed consolidated financial statements, the Company had no other material transactions carried out with its related parties during the reporting periods.

23.	Subsequent events

The Company has evaluated all events or transactions that occurred through the date the condensed consolidated financial statements were issued, and has determined that there were no material recognizable subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first quarter of 2012:

  Sales revenue: Sales revenue decreased by $2.60 million, or 18.53%, to $11.45 million for the three months ended March 31, 2012, from $14.05 million for the same period in 2011.
  Gross profit: Gross profit decreased by $1.44 million, or 23.78%, to $4.61 million for the three months ended March 31, 2012, from $6.04 million for the same period in 2011. As a percentage of sales revenue, gross profit decreased by 2.77% to 40.23% for the three months ended March 31, 2012, from 43.00% for the same period in 2011.
  Net income attributable to stockholders: Net income attributable to our stockholders decreased by $2.10 million, or 79.03%, to $0.56 million for the three months ended March 31, 2012, from $2.66 million for the same period in 2011.
  Fully diluted net income per share: Fully diluted net income per share was $0.03 for the three months ended March 31, 2012, as compared $0.13 for the same period in 2011.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
			$	%
	2012	2011	Change	Change
Sales revenue	$11,449,425	$14,052,920	$(2,603,495)	(18.53)
Cost of sales	(6,843,635)	(8,010,229)	1,166,594	(14.56)
Gross profit	4,605,790	6,042,691	(1,436,901)	(23.78)
Operating expenses:
Administrative expenses	1,252,829	712,931	539,898	75.73
Research and development expenses	253,983	347,489	(93,506)	(26.91)
Selling expenses	2,254,597	1,699,863	554,734	32.63
Total operating expenses	3,761,409	2,760,283	1,001,126	36.27
Income from operations	844,381	3,282,408	(2,438,027)	(74.28)
Interest income	8,278	13,886	(5,608)	(40.39)
Other income	229,461	4,757	224,704	4723.65
Finance costs	(401,450)	(192,597)	(208,853)	108.44
Income before income taxes and noncontrolling interests	680,670	3,108,454	(2,427,784)	(78.10)
Income taxes	(75,964)	(424,466)	348,502	(82.10)
Net income before noncontrolling interests	604,706	2,683,988	(2,079,282)	(77.47)
Net loss attributable to noncontrolling interests	(47,527)	(27,410)	(20,117)	73.39
Net income attributable to THT common stockholders	$557,179	$2,656,578	$(2,099,399)	(79.03)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue decreased by $2.60 million, or 18.53%, to $11.45 million for the three months ended March 31, 2012, from $14.05 million for the same period in 2011. Our sales volume in the three months ended March 31, 2012 amounted to 660 units, a decrease of 268 units, from 928 units for the same period in 2011. Such decrease was mainly due to the decreased sales revenue from plate heat exchangers, shell-and- tube heat exchangers and heat exchange unit in the 2012 period as compared with the 2011 period. Sales revenue from shell-and- tube heat exchangers decreased by $2.02 million, or 70.76%, to $0.84 million for the three months ended March 31, 2012, from $2.86 million in the same period in 2011. The decrease was caused by decreased demand of our products as a result of fewer projects around the Chinese spring festival and overall slowdown of China’s economy.

The following table shows our sales revenue by product for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	$	%	$	%
Plate heat exchanger	$5,114,689	44.70%	$5,618,101	40%
Heat exchange unit	3,670,921	32.06%	4,252,966	30%
Air-cooled heat exchanger	482,240	4.21%	427,817	3%
Shell-and-tube heat exchanger	837,704	7.32%	2,864,725	20%
Others	1,343,871	11.71%	889,311	7%
TOTAL	$11,449,425	100%	$14,052,920	100%

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales decreased by $1.17 million, or 14.56%, to $6.84 million for the three months ended March 31, 2012, from $8.01 million for the three months ended March 31, 2011. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 59.77% and 57.01% for the three months ended March 31, 2012 and 2011, respectively, an increase of 2.76 percentage points. The increase was mainly attributable to the increase in labor costs and raw material costs.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased by $1.44 million, or 23.78%, to $4.61 million for the three months ended March 31, 2012, from $6.04 million for the same period in 2011. The decrease in our gross profit was mainly attributable to decreased sales revenue from plate heat exchangers, shell-and- tube heat exchangers and heat exchange unit. Although the average unit selling price of our products increased in the three months ended March 31, 2012 in comparison with the same period in 2011, gross profit margin for the three months ended March 31, 2012 dropped to 40.23% from 43.00% for the same period in 2011. The decrease in our gross profit margin was mainly attributable to the increase in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by $0.54 million, or 75.73%, to $1.25 million for the three months ended March 31, 2012, from $0.71 million for the same period in 2011. As a percentage of sales revenue, administrative expenses increased to 10.94% for the three months ended March 31, 2012, as compared to 5.07% for the same period in 2011. The increase in administrative expenses was primarily due to an increase of allowance for doubtful accounts. Allowance for doubtful accounts increased by approximately $0.43 million, to approximately $0.16 million in the three months ended March 31, 2012 compared with a reversal of allowance for doubtful accounts of $0.27 million for the same period in 2011. The increase in the allowance for doubtful accounts was mainly due to our policies for bad debt reserves. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses decreased by $0.10 million, or 26.91%, to $0.25 million for the three months ended March 31, 2012, from $0.35 million for the same period in 2011. The decrease in reseach and development expenses was mainly attributable to we only have a few new products are in the process of research and development.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by $0.55 million, or 32.63%, to $2.25 million for the three months ended March 31, 2012, from $1.70 million for the same period in 2011. As a percentage of sales revenue, selling expenses increased to 19.69% for the three months ended March 31, 2012, as compared to 12.10% for the same period in 2011. The increase was mainly attributable to the increased travelling expenses of our sales personnel. Traveling expense increased by $0.35 million, or 30.17%, to $1.51 million for the three months ended March 31, 2012, from $1.16 million for the same period in 2011. The increase in travelling expenses was mainly due to we expand our sales team to expand our market shares.

Income before income taxes and noncontrolling interest. Income before income taxes and noncontrolling interest decreased by $2.43 million, or 78.10%, to $0.68 million for the three months ended March 31, 2012, from $3.11 million for the same period in 2011. Such decrease was mainly attributable to the increase in our total expenses.

Income taxes. Our income taxes decreased to $0.08 million for the three months ended March 31, 2012, from $0.42 million for the same period in 2011, as a result of the decreased taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $2.10 million, or 79.03%, to $0.56 million for the three months ended March 31, 2012, from $2.66 million for the same period in 2011. As a percentage of sales revenue, our net income attributable to common stockholders was 4.87% and 18.90% for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $1.86 million, primarily consisting of cash on hand and demand deposits. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(5,171,754)	$(6,488,265)
Net cash used in investing activities	(18,748)	(1,326,706)
Net cash used in financing activities	(341,644)	(815,701)
Effects of exchange rate change in cash	55,243	38,943
Net decrease in cash and cash equivalents	(5,476,903)	(8,591,729)
Cash and cash equivalents at beginning of the period	7,340,068	18,438,430
Cash and cash equivalent at end of the period	$1,863,165	$9,846,701

Operating Activities

Net cash used in operating activities was $5.17 million for the three months ended March 31, 2012, compared with $6.49 million for the same period in 2011. The decrease in net cash used in operating activities was mainly due to (1) Cash used in operating activities in the three months period ended 2012 decreased comparing to the same the period in 2011 because collection from trade customers were relatively high in 2012 and credit sales granted to customers reduced due to turnover decreased in 2012;and (2) other receivables prepayment and deposits for the three months period ended 2012 decreased comparing the same period in 2011 because cash advance to staff and prepayment to trade suppliers decreased in 2012.

Investing Activities

Net cash used in investing activities was $0.02 million for the three months ended March 31, 2012, compared with $1.33 million in the same period in 2011. The net cash used in investing activities during the period ended March 31, 2012 was primarily used for the purchase of equipment.

Financing Activities

Net cash used in financing activities was $0.34 million for the three months ended March 31, 2012, compared with $0.82 million for the same period in 2011. The decrease in net cash used in financing activities resulted from a decrease in restricted cash in the amount of $0.47 million.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Construction costs	$-	$76
Purchase of equipment	19	84
Prepayment for land use right	-	1,167
Total capital expenditures	$19	$1,327

We estimate that our total capital expenditures in fiscal year 2012 will be approximately $3 million to buy the equipment for necessary products used in the nuclear power industry.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Chief Financial Officer, Mr. Jianjun He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2012. Based upon, and as of the date of this evaluation, Messrs. Zhao and He determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2011, which we are still in the process of remediating as of March 31, 2012, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department, which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2012, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the first quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the first quarter of 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jianjun He
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