Form 10-Q
period 2012-06-30
THT Heat Transfer Technology, Inc.
filed 2012-08-14
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.
Quarterly Report on Form 10-Q
Period Ended June 30, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures.	30

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures.	31
Item 5.	Other Information.	31
Item 6.	Exhibits	31

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Pages(s)
Condensed Consolidated Statements of Income and Comprehensive Income	1
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Consolidated Financial Statements	6-22

THT Heat Transfer Technology, Inc.

Condensed Consolidated Financial Statements
For the three and six months ended
June 30, 2012 and 2011
(Stated in US dollars)

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2012 and 2011
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011

Sales revenue	$11,195,347	$14,179,746	$22,644,772	$28,232,666
Cost of sales	(6,380,265)	(8,102,332)	(13,223,900)	(16,112,561)

Gross profit	4,815,082	6,077,414	9,420,872	12,120,105

Operating expenses
Administrative expenses	787,362	1,027,211	2,040,191	1,740,142
Research and development expenses	245,297	437,173	499,280	784,662
Selling expenses	1,953,179	1,524,185	4,207,776	3,224,048

	2,985,838	2,988,569	6,747,247	5,748,852

Income from operations	1,829,244	3,088,845	2,673,625	6,371,253
Interest income	4,463	10,030	12,741	23,916
Other income - Note 15	137,735	847,930	367,196	852,687
Finance costs - Note 16	(501,762)	(209,389)	(903,212)	(401,986)

Income before income taxes and noncontrolling interests	1,469,680	3,737,416	2,150,350	6,845,870
Income taxes - Note 8	(34,934)	(493,072)	(110,898)	(917,538)

Net income before noncontrolling interests	$1,434,746	$3,244,344	$2,039,452	$5,928,332

Net loss/(income) attributable to noncontrolling interests	4,964	69,061	(42,563)	41,650

Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$1,439,710	$3,313,405	$1,996,889	$5,969,982

Net income before noncontrolling interests	1,434,746	3,244,344	2,039,452	5,928,332
Other comprehensive income
Foreign currency translation adjustments	36,825	820,461	386,572	984,986

Comprehensive income	1,471,571	4,064,805	2,426,024	6,913,318
Comprehensive loss/(income) attributable to noncontrolling interests	5,267	70,705	(38,693)	43,423

Comprehensive income attributable to THT Heat Transfer Technology, Inc. common stockholders	$1,476,838	$4,135,510	$2,387,331	$6,956,741

Earnings per share attributable to THT Heat Transfer Technology, Inc. common stockholders - Note 17

- Basic and diluted	$0.07	$0.16	$0.10	$0.29

Weighted average number of shares outstanding
- Basic and diluted	20,453,500	20,453,500	20,453,500	20,453,500

See the accompanying notes to condensed consolidated financial statements.

THT Heat Transfer Technology, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$4,779,267	$7,340,068
Restricted cash - Note 4	1,737,917	1,725,546
Trade receivables, net - Note 5	36,596,851	33,573,223
Counter guarantee receivable - Note 12	237,300	235,676
Bills receivable	871,479	1,415,890
Other receivables, prepayments and deposits, net - Note 6	10,451,175	7,859,563
Inventories, net - Note 7	33,083,705	32,531,053
Deferred tax assets	259,867	251,561

Total current assets	88,017,561	84,932,580
Retention receivable	896,432	1,184,382
Counter guarantee receivable - Note 13	237,300	235,676
Property, plant and equipment, net - Note 9	7,686,131	7,703,607
Deposit for acquisition of property, plant and equipment	-	345,658
Land use rights - Note 10	1,014,831	1,019,045
Deposits for land use rights – Note 10	6,064,997	4,389,330

TOTAL ASSETS	$103,917,252	$99,810,278

See the accompanying notes to condensed consolidated financial statements.

THT Heat Transfer Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

	June 30,	December 31,
	2012	2011
	(Unaudited)

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$5,468,426	$6,619,676
Other payables and accrued expenses - Note 11	19,114,552	15,853,810
Income tax payable	183,759	1,389,140
Short-term bank loans - Note 12	17,876,600	16,183,051
Current maturities of long-term loan - Note 13	1,898,400	1,885,404

Total current liabilities	44,541,737	41,931,081
Long-term loan - Note 13	1,898,400	2,828,106

TOTAL LIABILITIES	46,440,137	44,759,187

COMMITMENTS AND CONTINGENCIES - Note 20

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share
Authorized 10,000,000 shares; none issued and outstanding
Common stock : par value $0.001 per share - Note 14
Authorized 190,000,000 shares; issued and outstanding 20,453,500 shares as of June 30, 2012 and December 31, 2011	20,454	20,454
Additional paid-in capital	27,396,455	27,396,455
Statutory reserve	3,204,407	2,979,827
Accumulated other comprehensive income	4,112,319	3,721,877
Retained earnings	23,270,152	21,497,843

Total THT Heat Transfer Technology, Inc. stockholders’ equity	58,003,787	55,616,456
Non-controlling interests	(526,672)	(565,365)

TOTAL EQUITY	57,477,115	55,051,091

TOTAL LIABILITIES AND EQUITY	$103,917,252	$99,810,278

See the accompanying notes to condensed consolidated financial statements.

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2012 and 2011
(Stated in US Dollars)

	Six months ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income before non-controlling interests	$2,039,452	$5,928,332
Adjustments to reconcile net income attributable to THT Heat Technology, Inc. common stockholders to net cash used in operating activities:
Depreciation and amortization	583,931	458,112
Deferred taxes	(6,568)	(12,966)
Provision for (reversal of) doubtful debts of trade receivables	366,946	(259,317)
Reversal of doubtful debts of other receivables, prepayment and deposits	(8,663)	-
Changes in operating assets and liabilities:
Trade receivables	(3,157,390)	(6,769,184)
Bills receivable	553,821	(1,531,856)
Other receivables, prepayments and deposits	(2,328,441)	(5,542,299)
Inventories	(328,210)	2,439,777
Retention receivable	295,927	(573,026)
Counter guarantee receivable	-	213,780
Trade payables	(1,196,122)	(674,622)
Other payables and accrued expenses	2,950,862	(3,382,611)
Income tax payable	(1,214,189)	(427,104)

Net cash flows used in operating activities	(1,448,644)	(10,132,984)

See the accompanying notes to condensed consolidated financial statements.

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the six months ended June 30, 2012 and 2011
(Stated in US Dollars)

	Six months ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from investing activities
Prepayment for land use rights	(1,644,371)	(1,943,381)
Deposit for acquisition of property, plant and equipment	-	(510,742)
Payments to acquire property, plant and equipment	(154,348)	(408,414)

Net cash flows used in investing activities	(1,798,719)	(2,862,537)

Cash flows from financing activities
Proceeds from bank loans	12,648,000	11,614,362
Repayment of bank loans	(11,067,000)	(10,689,000)
Repayment of long-term loan	(948,600)	(1,679,700)
Increase in restricted cash	(476)	(880,939)

Net cash flows provided (used in) financing activities	631,924	(1,635,277)

Effect of foreign currency translation on cash and cash equivalents	54,638	1,343,166

Net decrease in cash and cash equivalents	(2,560,801)	(13,287,632)

Cash and cash equivalents - beginning of period	7,340,068	18,438,430

Cash and cash equivalents - end of period	$4,779,267	$5,150,798

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$894,678	$327,999
Income taxes	$1,340,178	$1,357,609

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

As a result of the Reincorporation Merger, the legal domicile of the Surviving Corporation is Nevada. The Merger Agreement and Reincorporation Merger were duly approved by the written consent of stockholders of BTHC owning at least a majority of the outstanding shares of BTHC's common stock, dated September 16, 2009.

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

On June 30, 2009, Mr. Zhao entered into an option agreement with Ms. Jinghua Zhao, the sole shareholder of Wisetop, pursuant to which Mr. Zhao was granted an option, exercisable after 180 days, to acquire all of the equity interests of Wisetop owned by Ms. Jinghua Zhao at an exercise price of $3,246,160. This option expires on June 30, 2011. On May 16, 2011, an amendment was signed by both parties extending the exercise period until June 30, 2012. Mr. Zhao exercised these options in 2011.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and six-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of June 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentration of credit risk (cont’d)

During the three-month and six-month periods ended June 30, 2012 and 2011, the customers which represented 10% or more of the Company's condensed consolidated sales revenue are as follows:

	Three months ended		Six months ended
	June 30		June 30
	Unaudited		(Unaudited)
	2012	2011	2012	2011

Customer A	1,607,107	-	$1,616,085	-
Customer B	611,112	2,052,165	1,189,128	$2,052,165
Customer C	-	1,797,945	-	1,797,945
Customer D	-	1,579,205	-	1,579,205

As of June 30, 2012 and December 31, 2011, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

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

	As of		As of
	June 30, 2012		December 31, 2011
	Carrying	Fair value	Carrying	Fair value
	amount		amount

Long terms loans	$3,796,800	$3,838,541	$4,713,510	$4,755,538

Noncontrolling interests

Noncontrolling interest on the condensed consolidated balance sheets resulted from the consolidation of 75% owned subsidy, Beijing Juyuan.

The schedule below illustrates the movements in the noncontrolling interests:

	Six months ended June 30,
	(Unaudited)
	2012	2011

Balance at beginning of period	$(565,365)	$(61,891)
Net income/(loss) attributable to non-controlling interests	42,563	(41,650)
Foreign currency translation adjustments	(3,870)	(1,773)

Balance at end of period	$(526,672)	$(105,314)

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

Recently issued accounting pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350)”. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU update has no material impact on the Company’s condensed consolidated financial statements

In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 –80)”. The amendments in this update require additional disclosures about an employer's participation in a multiemployer plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The adoption of this ASU update has no material impact on the Company’s condensed consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02 on impairment testing for indefinite-lived intangible assets. This ASU amends FASB Codification Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating ASU 2012-02. The adoption of this ASU will not have a material impact on the Company’s condensed consolidated financial statements.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Restricted cash

	June 30,	December 31,
	2012	2011
	(Unaudited)

Bank deposits held as collateral for performance bonds issued by the banks to customers	$1,737,917	$1,725,546

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

5.	Trade receivables, net

	June 30,	December 31,
	2012	2011
	(Unaudited)

Trade receivables	$39,004,809	$35,600,032
Less : Allowance for doubtful accounts	(2,407,958)	(2,026,809)

	$36,596,851	$33,573,223

As of June 30, 2012 and December 31, 2011, the Company’s trade receivables of $9,492,000 and $5,421,295, respectively, were pledged as collateral under certain loan and guarantee arrangements (Note 12).

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2012 and 2011 is as follows :-

	Six months ended,
	June 30
	(Unaudited)
	2012	2011

Balance at beginning of period	$2,026,809	$1,353,375
Addition/(reversal) of bad debt expense, net	366,946	(259,317)
Translation adjustments	14,203	23,418

Balance at end of period	$2,407,958	$1,117,476

6.	Other receivables, prepayments and deposits, net

	June 30,	December 31,
	2012	2011
	(Unaudited)

Advances to staff	$3,164,117	$2,201,875
Deposits for public bid	1,375,494	953,444
Prepayments to suppliers	5,177,882	3,284,002
VAT receivable	81,827	1,199,778
Other receivables	716,449	293,224

	10,515,769	7,932,323
Less : Allowance for doubtful accounts	(64,594)	(72,760)

	$10,451,175	$7,859,563

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Other receivables, prepayments and deposits, net (Cont’d)

The advances to staff mainly represent staff drawings for handling selling and logistic activities for the Company in the ordinary course of business.

Reversal of allowance for doubtful accounts of $8,663 was recognized during the six months ended June 30, 2012 and no further allowance for doubtful accounts was recognised for the six months ended June 30, 2011.

7.	Inventories, net

	June 30,	December 31,
	2012	2011
	(Unaudited)

Raw materials	$4,694,946	$6,198,179
Work-in-progress	28,326,136	25,791,085
Finished goods	81,926	560,959

	33,103,008	32,550,223
Allowance for obsolete inventories	(19,303)	(19,170)

	$33,083,705	$32,531,053

No further allowance for obsolete inventories was recognized during the six months ended June 30, 2012 and 2011.

As of June 30, 2012 and December 31, 2011, inventories with a value of $3,480,400 and $3,456,574 respectively, were pledged under floating charge for certain loan agreement (Note 13).

8.	Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of June 30, 2012 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

8.	Income tax (Cont;d)

HK

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong profits tax has been made as Star Wealth had no taxable income during the reporting periods.

PRC

Siping Juyuan, and Beijing Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan, being a Sino-foreign joint venture enterprise, is entitled to two years’ EIT exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in the fiscal year 2008 and Beijing Juyuan was subject to EIT at the rate of 12.5% for both the periods ended June 30, 2012 and 2011 respectively.

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan a refund of value-added tax paid during the reporting periods (Note 15).

9.	Property, plant and equipment, net

	June 30,	December 31,
	2012	2011
	(Unaudited)
Cost
Buildings	$6,175,872	$6,133,593
Plant and machinery	4,784,834	4,275,088
Office equipment	742,289	715,153
Motor vehicles	390,727	388,052

	12,093,722	11,511,886
Accumulated depreciation	(4,407,591)	(3,808,279)

Net	$7,686,131	$7,703,607

During the reporting periods, depreciation is included in :-

	Six months ended June 30,
	(Unaudited)
	2012	2011

Cost of sales and overheads of inventories	$270,119	$210,267
Research and development expenses	136,535	119,235
Administrative expenses	166,045	117,762

	$572,699	$447,264

As of June 30, 2012 and December 31, 2011, plant and equipment with net book values of $599,196 and $706,695 (Note 13), and buildings with net book values of $4,876,151 and $4,972,769 respectively, were pledged as collateral under certain loan arrangements (Note 12).

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

10.	Land use rights

	June 30,	December 31,
	2012	2011
	(Unaudited)

Land use rights	$1,114,417	$1,106,788
Accumulated amortization	(99,586)	(87,743)

	$1,014,831	$1,019,045

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of June 30, 2012 and December 31, 2011, the land use rights were pledged as collateral under certain loan arrangements (Note 12).

During the six months ended June 30, 2012 and 2011, amortization amounted to $11,232 and $10,848 respectively. The estimated amortization expense for each of the five succeeding years from 2012 is approximately $22,000 each year.

The Company had paid the deposits for land use rights of RMB38.3 million (approximately $6 million) as of June 30, 2012. The land is intended for future manufacturing facilities expansion. The Company has obtained the land use rights certificate on July 10, 2012.

11.	Other payables and accrued expenses

	June 30,	December 31,
	2012	2011
	(Unaudited)

Accrued audit fee	$105,000	$105,000
Receipt in advance from customers	10,599,654	11,003,379
Pension payable	636,096	631,506
Salaries payable	354,885	417,726
VAT payable	182,395	-
Advances from third parties	2,454,060	58,026
Security deposit received for project bids	808,708	2,656
Other payables and accrued expenses	3,973,754	3,635,517

	$19,114,552	$15,853,810

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company. Advances from third parties was unsecured, interest-free and repayable within twelve months from balance sheet date.

Included in other payables as of June 30, 2012 and December 31, 2011 was an amount of $3,260,502 and $3,237,831 respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project (the “Project”). The Project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Short-term bank loans

	June 30,	December 31,
	2012	2011
	(Unaudited)

Secured bank loans	$15,503,600	$13,826,296
Unsecured bank loans	2,373,000	2,356,755

	$17,876,600	$16,183,051

All bank loans are repayable within one year and carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The bank loans were secured by the following assets of the Company :-

	June 30,	December 31,
	2012	2011
	(Unaudited)

Trade receivables (Note 5)	$9,492,000	$5,421,295
Property, plant and equipment (Note 9)	4,876,151	4,972,769
Land use rights (Note 10)	1,014,831	1,019,045

	$15,382,982	$11,413,109

The unsecured bank loans as of June 30, 2012 and December 31, 2011 were guaranteed by Mr. Zhao and certain third parties. The third parties received 2% of the loan balance as compensation for acting as guarantors for the Company. The Company also made the counter guarantee deposits to the guarantors of $237,300 and $235,676 as of June 30, 2012 and December 31, 2011, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans.

13.	Long-term loan

The loan is borrowed from a financial institution, bearing interest at an annual rate of 15% over the benchmark rate of the PBOC for the three-year long-term loans and guaranteed by a third party.

The loan was secured by the following assets of the Company :-

	June 30,	December 31,
	2012	2011
	(Unaudited)

Property, plant and equipment (Note 9)	$599,196	$706,695
Inventories (Note 7)	3,480,400	3,456,574

	$4,079,596	$4,163,269

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

13.	Long-term loan (Cont’d)

As a condition to the guarantees for the loans, the Company paid 2.5% of the loan balance to the third party as compensation for acting as guarantor for the Company and made the counter guarantee deposits to the guarantor of $237,300 and $235,676 as of June 30, 2012 and December 31, 2011, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans.

During the six months ended June 30, 2012, there was no other covenant requirement under the bank loans granted to the Company except that the inventory level cannot be lower than RMB 22 million (approximately $3.5 million) during the loan period.

There was no other covenant requirement under the bank loans agreement for the six months ended June 30, 2012 and 2011.

Maturities of the loans as of June 30, 2012 are as follow :-

Year
2012	$949,200
2013	1,898,400
2014	949,200

$3,796,800

14.	Common stock

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

In connection with the offering of shares under the private placement, 222,675 warrants were issued to the financial advisor on December 7, 2010, as partial compensation for services, to purchase an aggregate of 222,675 shares of common stock of the Company, representing 5% of the offered shares. The warrants have a term of three years and are exercisable from the first anniversary of the issuance and have an exercise price of $3.84. The fair value of the warrants at date of issue was $396,939 as of grant date. At June 30, 2012, all the issued share warrants were still outstanding.

In connection with its entry into the Securities Purchase Agreement, the Company also entered into a make good escrow arrangement with Wisetop, the Investors and other parties, details of which are set out in Note 18 to the condensed consolidated financial statements.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

15.	Other income

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Refund of value-added tax under Tax Concession	$126,810	$147,419	$126,810	$147,419
Government grants	10,925	542,089	10,925	542,696
Sales of scrap materials	-	158,351	-	158,351
Service income for installation of equipment	-	-	229,461	-
Others, net	-	71	-	4,221

	$137,735	$847,930	$367,196	$852,687

16.	Finance costs

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Interest expense	$498,625	$162,658	$894,678	$327,999
Bank charges and net exchange loss	3,137	46,731	8,534	73,987

	$501,762	$209,389	$903,212	$401,986

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

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company contributed $70,004 and $266,643 for the six months ended June 30, 2012 and June 30, 2011, respectively.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

20.	Commitments and contingencies

As of June 30, 2012 and December 31, 2011, the Company had the following commitments that were contracted for but not provided in the condensed consolidated financial statements.

	June 30,	December 31,
	2012	2011
	(Unaudited)

Plant and machineries	$-	$317,342

Contingencies

As of June 30, 2012 and December 31, 2011, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

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

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of June 30, 2012 and December 31, 2011 respectively. The Company believes that a reasonable estimate of the possible loss range from $Nil to approximately $1,731,000 as of June 30, 2012 (December 31, 2011: from $Nil to approximately $1,741,000)

In accordance with the PRC tax regulations, the Company’s sales are subject to value added tax (“VAT”) at 17% upon the issuance of VAT invoices to its customers. When preparing these financial statements, the Company recognized revenue when goods were delivered, and made full tax provision in accordance with relevant national and local laws and regulations of the PRC.

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

The Company’s sales revenues by products for the six months ended June 30, 2012 and 2011 were as follows :-

	Six months ended June 30,
	2012	%	2011	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$9,019,461	40	$15,399,087	55
Heat exchange unit	7,316,155	32	6,464,889	23
Air-cooled heat exchanger	990,022	5	1,586,064	6
Shell-and-tube heat exchanger	2,096,900	9	3,357,126	12
Others	3,222,234	14	1,425,500	4

	$22,644,772	100	$28,232,666	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

22.	Related party transactions

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

  “Securities Act” are to the Securities Act of 1933, as amended;

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2012:

  Sales revenue: Sales revenue decreased by $2.98 million, or 21.05%, to $11.20 million for the three months ended June 30, 2012, from $14.18 million for the same period in 2011.

  Gross profit: Gross profit decreased by $1.26 million, or 20.77%, to $4.82 million for the three months ended June 30, 2012, from $6.08 million for the same period in 2011. As a percentage of sales revenue, gross profit increased by 0.15% to 43.01% for the three months ended June 30, 2012, from 42.86% for the same period in 2011.

  Net income attributable to stockholders: Net income attributable to our stockholders decreased by $1.87 million, or 56.55%, to $1.44 million for the three months ended June 30, 2012, from $3.31 million for the same period in 2011.

  Fully diluted net income per share: Fully diluted net income per share was $0.07 for the three months ended June 30, 2012, as compared to $0.16 for the same period in 2011.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	June 30,		$	%
	2012	2011	Change	Change
Sales revenue	$11,195,347	$14,179,746	$(2,984,399)	(21.05)
Cost of sales	(6,380,265)	(8,102,332)	(1,722,067)	(21.25)
Gross profit	4,815,082	6,077,414	(1,262,332)	(20.77)
Operating expenses:
Administrative expenses	787,362	1,027,211	(239,849)	(23.35)
Research and development expenses	245,297	437,173	(191,876)	(43.89)
Selling expenses	1,953,179	1,524,185	428,994	28.15
Total operating expenses	2,985,838	2,988,569	(2,730)	(0.09)
Income from operations	1,829,244	3,088,845	(1,259,601)	(40.78)
Interest income	4,463	10,030	(5,567)	(55.50)
Other income	137,735	847,930	(710,195)	(83.76)
Finance costs	(501,762)	(209,389)	(292,373)	139.63
Income before income taxes and noncontrolling interests	1,469,680	3,737,416	(2,267,736)	(60.68)
Income taxes	(34,934)	(493,072)	458,138	(92.92)
Net income before noncontrolling interests	1,434,746	3,244,344	(1,809,598)	(55.78)
Net loss attributable to noncontrolling interests	4,964	69,061	(64,097)	(92.81)
Net income attributable to THT common stockholders	$1,439,710	$3,313,405	$(1,873,695)	(56.55)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue decreased by $2.98 million, or 21.05%, to $11.20 million for the three months ended June 30, 2012, from $14.18 million for the same period in 2011. Our sales volume in the three months ended June 30, 2012 amounted to 483 units, a decrease of 509 units, from 992 units for the same period in 2011. Such decrease was mainly due to the decreased sales revenue from plate heat exchangers and air coolers in the 2012 period as compared with the 2011 period. Sales revenue from plate heat exchangers decreased by $5.88 million, or 60.08%, to $3.90 million for the three months ended June 30, 2012, from $9.78 million for the same period in 2011. Sales from air coolers decreased $0.65 million, or 56.16%, to $0.51 million for the three months ended June 30, 2012, from $1.16 million for the same period in 2011. The decrease was caused by decreased demand of our products as a result of an overall slowdown in China’s economy. Although sales revenue from heat exchange units, shell-and-tube heat exchangers and other products increased, the increase was not enough to offset the decreased sales revenue from plate heat exchangers and air coolers.

The following table shows our sales revenue by product for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
	$	%	$	%
Plate heat exchanger	$3,904,772	34.88	$9,780,986	68.98
Heat exchange unit	3,645,234	32.56	2,211,923	15.60
Air-cooled heat exchanger	507,782	4.54	1,158,247	8.17
Shell-and-tube heat exchanger	1,259,196	11.25	492,401	3.47
Others	1,878,363	16.77	536,189	3.78
TOTAL	$11,195,347	100%	$14,179,746	100%

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales decreased by $1.72 million, or 21.25%, to $6.38 million for the three months ended June 30, 2012, from $8.10 million for the three months ended June 30, 2011. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 56.99% and 57.14% for the three months ended June 30, 2012 and 2011, respectively, a decrease of 0.15 percentage points. The decrease was mainly attributable to the decrease in the labor costs and raw material costs.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased by $1.26 million, or 20.77%, to $4.82 million for the three months ended June 30, 2012, from $6.08 million for the same period in 2011. The decrease in our gross profit was mainly attributable to decreased sales revenue from plate heat exchangers and air coolers. Although the average unit selling price of our products increased 35.00% in the three months ended June 30, 2012 in comparison with the same period in 2011, gross profit margin for the three months ended June 30, 2012 increased to 43.01% from 42.86% for the same period in 2011. The increase in our gross profit margin was mainly attributable to the decrease in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses decreased by $0.24 million, or 23.35%, to $0.79 million for the three months ended June 30, 2012, from $1.03 million for the same period in 2011. As a percentage of sales revenue, administrative expenses decreased to 7.03% for the three months ended June 30, 2012, as compared to 7.24% for the same period in 2011. The decrease in administrative expenses was primarily due to a decrease in labor insurance costs. The labor insurance decreased by $0.195 million, or 97.50%, to $5,000 for the three months ended June 30, 2012, from $0.20 million for the same period in 2011. The decrease in labor insurance was mainly due to the slowdown in China’s economic growth which led to job cuts.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses decreased by $0.19 million, or 43.89%, to $0.25 million for the three months ended June 30, 2012, from $0.44 million for the same period in 2011. The decrease in research and development expenses was mainly attributable to the decrease in the costs of raw materials used in R&D and the seasonality investment.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by $0.43 million, or 28.15%, to $1.95 million for the three months ended June 30, 2012, from $1.52 million for the same period in 2011. As a percentage of sales revenue, selling expenses increased to 17.45% for the three months ended June 30, 2012, as compared to 10.75% for the same period in 2011. The increase was mainly attributable to the increased travelling expenses of our sales personnel. Traveling expense increased by $0.22 million, or 34.48%, to $0.86 million for the six months ended June 30, 2012, from $0.64 million for the same period in 2011. The increase in travelling expenses was mainly due to our efforts to expand our market share.

Income before income taxes and noncontrolling interests. Income before income taxes and noncontrolling interests decreased by $2.27 million, or 60.68%, to $1.47 million for the three months ended June 30, 2012, from $3.74 million for the same period in 2011. Such decrease was mainly attributable to the decrease in our gross profit.

Income taxes. Our income taxes decreased to $0.03 million for the three months ended June 30, 2012, from $0.49 million for the same period in 2011, as a result of the decreased taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $1.87 million, or 56.55%, to $1.44 million for the three months ended June 30, 2012, from $3.31 million for the same period in 2011. As a percentage of sales revenue, our net income attributable to common stockholders was 12.86% and 23.37% for the three months ended June 30, 2012 and 2011, respectively.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

The following table sets forth key components of our results of operations for the periods indicated.

	Six Months Ended June 30,		$	%
	2012	2011	Change	Change
Sales revenue	$22,644,772	$28,232,666	$(5,587,894)	(19.79)
Cost of sales	(13,223,900)	(16,112,561)	(2,888,661)	(17.93)
Gross profit	9,420,872	12,120,105	(2,699,233)	(22.27)
Operating expenses:
Administrative expenses	2,040,191	1,740,142	300,049	17.24
Research and development expenses	499,280	784,662	(285,382)	(36.37)
Selling expenses	4,207,776	3,224,048	983,728	30.51
Total operating expenses	6,747,247	5,748,852	998,395	17.37
Income from operations	2,673,625	6,371,253	(3,697,628)	(58.04)
Interest income	12,741	23,916	(11,175)	(46.73)
Other income	367,196	852,687	(485,491)	(56.94)
Finance costs	(903,212)	(401,986)	(501,226)	124.69
Income before income taxes and noncontrolling interests	2,150,350	6,845,870	(4,695,520)	(68.59)
Income taxes	(110,898)	(917,538)	806,640	(87.91)
Net income before noncontrolling interests	2,039,452	5,928,332	(3,888,880)	(65.60)
Net loss attributable to noncontrolling interests	(42,563)	41,650	(84,213)	(202.19)
Net income attributable to THT common stockholders	$1,996,889	$5,969,982	$(3,973,093)	(66.55)

Sales revenue. Our sales revenue decreased by $5.59 million, or 19.79%, to $22.64 million for the six months ended June 30, 2012, from $28.23 million for the same period in 2011. Our sales volume in the six months ended June 30, 2012 amounted to 1,093 units, a decrease of 827 units, from 1,920 units for the same period in 2011. Such decrease was mainly due to the decreased sales revenue from plate heat exchangers, shell-and-tube heat exchangers and air coolers in the 2012 period as compared with the 2011 period. Sales revenue from plate heat exchangers decreased by $6.38 million, or 41.43%, to $9.02 million for the six months ended June 30, 2012 from $15.40 million for the same period in 2011. Sales revenue from air coolers decreased $6.00 million, or 37.58%, to $0.99 million for the six months ended June 30, 2012 from $1.59 million for the same period in 2011. Sales revenue from shell-and-tube heat exchangers decreased by $1.26 million, or 37.54%, to $2.10 million for the six months ended June 30, 2012, from $3.36 million for the same period in 2011. The decrease was caused by decreased demand for our products as a result of fewer projects around the Chinese spring festival and overall slowdown of China’s economy. Although sales revenue from heat exchange units and other products increased, the increase was not enough to offset the decreased sales revenue from plate heat exchangers, shell-and-tube heat exchangers and air coolers.

The following table shows our sales revenue by product for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
	$	%	$	%
Plate heat exchanger	$9,019,461	39.83	$15,399,087	54.54
Heat exchange unit	7,316,155	32.31	6,464,889	22.90
Air-cooled heat exchanger	990,022	4.37	1,586,064	5.62
Shell-and-tube heat exchanger	2,096,900	9.26	3,357,126	11.89
Others	3,222,234	14.23	1,425,500	5.05
TOTAL	$22,644,772	100%	$28,232,666	100%

Cost of sales. Our cost of sales decreased by $2.89 million, or 17.93%, to $13.22 million for the six months ended June 30, 2012, from $16.11 million for the six months ended June 30, 2011. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 58.40% and 57.07% for the six months ended June 30, 2012 and 2011, respectively, an increase of 1.33 percentage points. The increase was mainly attributable to the increased total labor costs and raw material costs in the first half of 2012.

Gross profit. Our gross profit decreased by $2.70 million, or 22.27%, to $9.42 million for the six months ended June 30, 2012, from $12.12 million for the same period in 2011. The decrease in our gross profit was mainly attributable to decreased sales revenue from plate heat exchangers, shell-and-tube heat exchangers and air coolers. Although the average unit selling price of our products increased 24.29% in the six months ended June 30, 2012 in comparison with the same period in 2011, gross profit margin for the six months ended June 30, 2012 dropped to 41.60% from 42.93% for the same period in 2011. The decrease in our gross profit margin was mainly attributable to the increase in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses increased by $0.30 million, or 17.24%, to $2.04 million for the six months ended June 30, 2012, from $1.74 million for the same period in 2011. As a percentage of sales revenue, administrative expenses increased to 9.01% for the six months ended June 30, 2012, as compared to 6.16% for the same period in 2011. The increase in administrative expenses was primarily due to an increase of allowance for doubtful accounts. Allowance for doubtful accounts increased by $0.65 million to $0.36 million in the six months ended June 30, 2012 compared with a reversal of allowance for doubtful accounts of $0.29 million for the same period in 2011. The increase in the allowance for doubtful accounts was mainly due to our policies for bad debt reserves. We record an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Research and development expenses. Our research and development expenses decreased by $0.29 million, or 36.37%, to $0.50 million for the six months ended June 30, 2012, from $0.78 million for the same period in 2011. The decrease in research and development expenses was mainly attributable to the decrease in the costs of raw materials used in R&D and the seasonality investment.

Selling expenses. Our selling expenses increased by $0.98 million, or 30.51%, to $4.21 million for the six months ended June 30, 2012, from $3.22 million for the same period in 2011. As a percentage of sales revenue, selling expenses increased to 18.58% for the six months ended June 30, 2012, as compared to 11.42% for the same period in 2011. The increase was mainly attributable to the increased travelling expenses of our sales personnel. Traveling expense increased by $0.57 million, or 31.67%, to $2.37 million for the six months ended June 30, 2012, from $1.80 million for the same period in 2011. The increase in travelling expenses was mainly due to our efforts to expand our market share.

Income before income taxes and noncontrolling interests. Income before income taxes and noncontrolling interests decreased by $4.70 million, or 68.59%, to $2.15 million for the six months ended June 30, 2012, from $6.85 million for the same period in 2011. Such decrease was mainly attributable to decreased gross profit and increased total expenses.

Income taxes. Our income taxes decreased to $0.11 million for the six months ended June 30, 2012, from $0.92 million for the same period in 2011, as a result of decreased taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $3.97 million, or 66.55%, to $2.00 million for the six months ended June 30, 2012, from $5.97 million for the same period in 2011. As a percentage of sales revenue, our net income attributable to common stockholders was 8.82% and 21.15% for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $4.78 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $7.91 million. In addition, we have an approximately $3.16 million credit line from Bank of Communications. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from a reversal of allowance of $0.29 million in the six months ended June 30, 2011 to $0.36 million in the same period in 2012. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Our allowance of obsolete inventory is also appropriate because we purchase raw materials after we receive purchase orders. Although our customers may delay their payment or delivery schedules, which increase our inventories, they do not cancel their orders so as to cause us to classify the delayed inventories as obsolete inventories.

We expect that the trend of delayed customer payments and delayed delivery schedules will continue in the future. We have been taking the following measures to mitigate the situation: 1) send the collection letters or call the customers to request payment; 2) appoint specialists to visit our customers to collect payment; 3) file law suits.

PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Given that the Company and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, we consider the impact of restrictions on our liquidity, financial condition and results of operations is not significant.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(1,448,644)	$(10,132,984)
Net cash used in investing activities	(1,798,719)	(2,862,537)
Net cash provide for (used in) financing activities	631,924	(1,635,277)
Effects of exchange rate change in cash	54,638	1,343,166
Net decrease in cash and cash equivalents	(2,560,801)	(13,287,632)
Cash and cash equivalents at beginning of the period	7,340,068	18,438,430
Cash and cash equivalent at end of the period	$4,779,267	$5,150,798

Operating Activities

Net cash used in operating activities was $1.45 million for the six months ended June 30, 2012, compared with $10.13 million for the same period in 2011. The decrease in net cash used in operating activities was mainly attributable to the fact that collections from trade customers were relatively high in the 2012 period which was a result of installment payments being made by our customers, credit sales granted to customers decreasing as a result of decreased turnover, and other receivables prepayment and deposits decreasing due to reduced cash advances to staff and prepayment to trade suppliers for the six months period ended in June 30, 2012.

Investing Activities

Net cash used in investing activities was $1.80 million for the six months ended June 30, 2012, compared with $2.86 million in the same period in 2011. The net cash used in investing activities during the six months ended June 30, 2012 was primarily used for the purchase of equipment.

Financing Activities

Net cash used in financing activities was $0.63 million for the six months ended June 30, 2012, compared with $1.64 million for the same period in 2011. The decrease in net cash used in financing activities resulted from a decrease in restricted cash in the amount of $0.88 million.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. On July 10, 2012, we obtained the land use right certificate from the Chinese government for a parcel of land with 100,247 square meters. We plan to construct a new plant on the land. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Six Months Ended June 30,
	2012	2011
Construction costs	$-	$187,246
Purchase of equipment	154,348	221,168
Prepayment for land use right	1,644,371	1,943,381
Total capital expenditures	$1,798,719	$2,351,795

We estimate that our total capital expenditures in fiscal year 2012 will reach approximately $3 million to buy the equipment for necessary products used in the nuclear power industry.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Chief Financial Officer, Mr. Jianjun He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2012. Based upon, and as of the date of this evaluation, Messrs. Zhao and He determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2011, which we are still in the process of remediating as of June 30, 2012, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2012, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, cash flows, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Our auditor, like other independent registered public accounting firms operating in China, is not inspected by the U.S. Public Company Accounting Oversight Board, or the PCAOB, and as such, our investors currently do not have the benefits of PCAOB oversight.

Auditors of companies that are registered with the SEC and traded publicly in the United States, including our independent registered public accounting firm, must be registered with the PCAOB and are required by U.S. law to undergo regular inspections by the PCAOB to assess their compliance with U.S. law and professional standards in connection with their audits of public company financial statements filed with the SEC.

As our auditors are located in Hong Kong, a special administrator region of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, there is no guarantee that the PCAOB will be allowed to inspect the audit work and practices of our auditors, like other registered audit firms operating in China, in the future.

This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audits and quality control procedures of any auditors operating in China, including our auditor. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during second quarter.

No repurchases of our common stock were made during the second quarter of 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jianjun He
Jianjun He, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).