Form 10-Q
period 2012-09-30
THT Heat Transfer Technology, Inc.
filed 2012-11-14
CIK 1375686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to______________

Commission File Number:001-34812

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended September 30, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures.	30

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors.	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures.	32
Item 5.	Other Information.	32
Item 6.	Exhibits	32

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT Heat Transfer Technology, Inc.
Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2012 and 2011

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	1
Condensed Consolidated Balance Sheets	2 - 3
Condensed Consolidated Statements of Cash Flows	4 - 5
Notes to Condensed Consolidated Financial Statements	6 - 22

THT Heat Transfer Technology, Inc.

Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2012 and 2011
(Stated in US dollars)

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2012 and 2011
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011

Sales revenue	$12,508,183	$10,309,768	$35,152,955	$38,542,434
Cost of sales	(7,325,961)	(5,799,160)	(20,549,861)	(21,911,721)

Gross profit	5,182,222	4,510,608	14,603,094	16,630,713

Operating expenses
Administrative expenses	2,382,820	1,645,904	4,423,011	3,386,046
Research and development expenses	315,229	365,037	814,509	1,149,699
Selling expenses	1,637,436	2,300,748	5,845,212	5,524,796

	4,335,485	4,311,689	11,082,732	10,060,541

Income from operations	846,737	198,919	3,520,362	6,570,172
Interest income	7,055	10,568	19,796	34,484
Other income - Note 15	282,791	62,275	649,987	914,962
Finance costs - Note 16	(474,587)	(360,702)	(1,377,799)	(762,688)

Income/(loss) before income taxes and noncontrolling interests	661,996	(88,940)	2,812,346	6,756,930
Income taxes - Note 8	(123,732)	(89,283)	(234,630)	(1,006,821)

Net income/(loss) before noncontrolling interests	538,264	(178,223)	2,577,716	5,750,109

Net (income)/loss attributable to noncontrolling interests	(34,270)	300,336	(76,833)	341,986

Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$503,994	$122,113	$2,500,883	$6,092,095

Net income /(loss) before noncontrolling interests	$538,264	$(178,223)	$2,577,716	$5,750,109
Other comprehensive (loss)/income
Foreign currency translation adjustments	(108,319)	466,534	278,253	1,451,520

Comprehensive income	429,945	288,311	2,855,969	7,201,629
Comprehensive (income)/loss attributable to noncontrolling interests	(35,274)	306,588	(73,967)	350,011

Comprehensive income attributable to THT Heat Transfer Technology, Inc. common stockholders	$394,671	$594,899	$2,782,002	$7,551,640

Earnings per share attributable to THT Heat Transfer Technology, Inc. common stockholders - Note 17
- Basic and diluted	$0.02	$0.01	$0.12	$0.30

Weighted average number of shares outstanding
- Basic and diluted	20,453,500	20,453,500	20,453,500	20,453,500

See the accompanying notes to condensed consolidated financial statements.

THT Heat Transfer Technology, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2012 and December 31, 2011
(Stated in US Dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$7,233,578	$7,340,068
Restricted cash - Note 4	1,653,405	1,725,546
Trade receivables, net - Note 5	34,089,342	33,573,223
Counter guarantee receivable - Note 12	236,850	235,676
Bills receivable	1,742,940	1,415,890
Other receivables, prepayments and deposits, net - Note 6	15,928,972	7,859,563
Inventories, net - Note 7	38,357,642	32,531,053
Deferred tax assets	259,375	251,561

Total current assets	99,502,104	84,932,580
Retention receivable	735,356	1,184,382
Counter guarantee receivable - Note 13	236,850	235,676
Property, plant and equipment, net - Note 9	7,652,036	7,703,607
Deposit for acquisition of property, plant and equipment	-	345,658
Land use rights - Note 10	6,129,099	1,019,045
Deposits for land use rights – Note 10	-	4,389,330

TOTAL ASSETS	$114,255,445	$99,810,278

See the accompanying notes to condensed consolidated financial statements.

THT Heat Transfer Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of September 30, 2012 and December 31, 2011
(Stated in US Dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$7,141,219	$6,619,676
Other payables and accrued expenses - Note 11	22,714,109	15,853,810
Income tax payable	265,867	1,389,140
Short-term bank loans - Note 12	22,437,590	16,183,051
Current maturities of long-term loan - Note 13	1,894,800	1,885,404

Total current liabilities	54,453,585	41,931,081
Long-term loan - Note 13	1,894,800	2,828,106

TOTAL LIABILITIES	56,348,385	44,759,187

COMMITMENTS AND CONTINGENCIES - Note 20

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share Authorized 10,000,000 shares; none issued and outstanding
Common stock : par value $0.001 per share - Note 14 Authorized 190,000,000 shares; issued and outstanding 20,453,500 shares as of September 30, 2012 and December 31, 2011	20,454	20,454
Additional paid-in capital	27,396,455	27,396,455
Statutory reserve	3,204,265	2,979,827
Accumulated other comprehensive income	4,002,996	3,721,877
Retained earnings	23,774,288	21,497,843

Total THT Heat Transfer Technology, Inc. stockholders’ equity	58,398,458	55,616,456
Non-controlling interests	(491,398)	(565,365)

TOTAL EQUITY	57,907,060	55,051,091

TOTAL LIABILITIES AND EQUITY	$114,255,445	$99,810,278

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2012 and 2011
(Stated in US Dollars)

	Nine months ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income before noncontrolling interest	$2,577,716	$5,750,109
Adjustments to reconcile net income before noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	864,702	700,559
Deferred taxes	(6,564)	(36,313)
Provision for (reversal of) doubtful debts of trade receivables	1,472,714	(107,156)
Reversal of doubtful debts of other receivables, prepayment and deposits	(8,657)	-
Changes in operating assets and liabilities:
Trade receivables	(1,821,741)	(5,569,580)
Bills receivable	(320,195)	(441,918)
Other receivables, prepayments and deposits	(7,903,709)	(8,086,432)
Inventories	(5,668,056)	(8,247,187)
Retention receivable	455,217	107,951
Counter guarantee receivable	-	(15,370)
Trade payables	488,863	331,533
Other payables and accrued expenses	6,662,467	2,021,271
Income tax payable	(1,130,912)	(570,290)

Net cash flows used in operating activities	(4,338,155)	(14,162,823)

See the accompanying notes to condensed consolidated financial statements

THT Heat Transfer Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the nine months ended September 30, 2012 and 2011
(Stated in US Dollars)

	Nine months ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from investing activities
Prepayment for land use rights	-	(4,274,681)
Payment for land use rights	(736,801)	-
Deposit for acquisition of property, plant and equipment	-	(535,183)
Payments to acquire property, plant and equipment	(384,492)	(777,035)

Net cash flows used in investing activities	(1,121,293)	(5,586,899)

Cash flows from financing activities
Proceeds from bank loans	17,237,800	22,142,022
Repayment of bank loans	(11,060,000)	(14,764,422)
Repayment of long-term loan	(948,000)	(1,690,700)
Decrease/(increase) in restricted cash	80,792	(1,325,172)

Net cash flows provided for financing activities	5,310,592	4,361,728

Effect of foreign currency translation on cash and cash equivalents	42,366	253,961

Net decrease in cash and cash equivalents	(106,490)	(15,134,033)

Cash and cash equivalents - beginning of period	7,340,068	18,438,430

Cash and cash equivalents - end of period	$7,233,578	$3,304,397

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$1,365,126	$643,909
Income taxes	$1,380,855	$1,630,578

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

On June 30, 2009, Mr. Zhao entered into an option agreement with Ms. Jinghua Zhao, the sole shareholder of Wisetop, pursuant to which Mr. Zhao was granted an option, exercisable after 180 days, to acquire all of the equity interests of Wisetop owned by Ms. Jinghua Zhao at an exercise price of $3,246,160. This option expires on June 30, 2011. On May 16, 2011, an amendment was signed by both parties extending the exercise period until June 30, 2012. Mr. Zhao exercised these options in 2012.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and nine-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of September 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentration of credit risk (cont’d)

During the three-month and nine-month periods ended September 30, 2012 and 2011, the Company did not have any customers which represented 10% or more of the Company’s condensed consolidated sales revenue.

As of September 30, 2012 and December 31, 2011, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

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

	As of		As of
	September 30, 2012		December 31, 2011
	Carrying	Fair value	Carrying	Fair value
	amount		amount

Long terms loans	$3,789,600	$3,841,954	$4,713,510	$4,755,538

Noncontrolling interests

Noncontrolling interest on the condensed consolidated balance sheets is resulted from the consolidation of 75% owned subsidiary, Beijing Juyuan.

The schedule below illustrates the movements in the noncontrolling interests:

	Nine months ended September 30,
	(Unaudited)
	2012	2011

Balance at beginning of period	$(565,365)	$(61,891)
Net income/(loss) attributable to non-controlling interests	76,833	(341,986)
Dissolution of a subsidiary	-	(38,336)
Foreign currency translation adjustments	(2,866)	(8,025)

Balance at end of period	$(491,398)	$(450,238)

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

Recently issued accounting pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350)”. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU has no material impact on the Company’s condensed consolidated financial statements

In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 –80)”. The amendments in this update require additional disclosures about an employer's participation in a multiemployer plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The adoption of this ASU has no material impact on the Company’s condensed consolidated financial statements.

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

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s condensed consolidated balance sheet and condensed consolidated statements of income and comprehensive income .

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Restricted cash

	September 30,	December 31,
	2012	2011
	(Unaudited)

Bank deposits held as collateral for performance bonds issued by the banks to customers	$1,653,405	$1,725,546

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

5.	Trade receivables, net

	September 30,	December 31,
	2012	2011
	(Unaudited)

Trade receivables	$37,598,034	$35,600,032
Less : Allowance for doubtful accounts	(3,508,692)	(2,026,809)

	$34,089,342	$33,573,223

As of September 30, 2012 and December 31, 2011, the Company’s trade receivables of $9,474,000 and $5,421,295, respectively, were pledged as collateral under certain loan and guarantee arrangements (Note 12).

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2012 and 2011 is as follows :-

	Nine months ended,
	September 30
	(Unaudited)
	2012	2011

Balance at beginning of period	$2,026,809	$1,353,375
Addition/(reversal) of doubt debt expense, net	1,472,714	(107,156)
Translation adjustments	9,169	38,454

Balance at end of period	$3,508,692	$1,284,673

6.	Other receivables, prepayments and deposits, net

	September 30,	December 31,
	2012	2011
	(Unaudited)

Advances to staff	$4,402,117	$2,201,875
Deposits for public bid	1,341,819	953,444
Prepayments to suppliers	8,698,046	3,284,002
VAT receivable	407,173	1,199,778
Other receivable from sales of scrap materials	409,933	-
Other receivables	734,355	293,224

	15,993,443	7,932,323
Less : Allowance for doubtful accounts	(64,471)	(72,760)

	$15,928,972	$7,859,563

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Other receivables, prepayments and deposits, net (Cont’d)

The advances to staff mainly represent staff drawings for handling selling and logistic activities for the Company in the ordinary course of business.

Reversal of allowance for doubtful accounts of $8,657 was recognized during the nine months ended September 30, 2012 and no further allowance for doubtful accounts was recognised for the nine months ended September 30, 2011.

7.	Inventories, net

	September 30,	December 31,
	2012	2011
	(Unaudited)

Raw materials	$6,457,169	$6,198,179
Work-in-progress	31,607,833	25,791,085
Finished goods	311,906	560,959

	38,376,908	32,550,223
Allowance for obsolete inventories	(19,266)	(19,170)

	$38,357,642	$32,531,053

No further allowance for obsolete inventories was recognized during the nine months ended September 30, 2012 and 2011.

As of September 30, 2012 and December 31, 2011, inventories with a value of $3,473,800 and $3,456,574 respectively, were pledged under floating charge for certain loan agreement (Note 13).

8.	Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of September 30, 2012 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

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

PRC

Siping Juyuan, and Beijing Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan, being a Sino-foreign joint venture enterprise, is entitled to two years’ EIT exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in the fiscal year 2008 and Beijing Juyuan was subject to EIT at the rate of 12.5% for both the periods ended September 30, 2012 and 2011 respectively.

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan a refund of value-added tax paid during the reporting periods (Note 15).

9.	Property, plant and equipment, net

	September 30,	December 31,
	2012	2011
	(Unaudited)
Cost
Buildings	$6,164,160	$6,133,593
Plant and machinery	4,865,416	4,275,088
Office equipment	788,288	715,153
Motor vehicles	483,020	388,052

	12,300,884	11,511,886
Accumulated depreciation	(4,648,848)	(3,808,279)

Net	$7,652,036	$7,703,607

During the reporting periods, depreciation is included in :-

	Nine months ended
	September 30,
	(Unaudited)
	2012	2011

Cost of sales and overheads of inventories	$402,498	$324,592
Research and development expenses	173,332	179,339
Administrative expenses	246,281	180,249

	$822,111	$684,180

As of September 30, 2012 and December 31, 2011, plant and equipment with net book values of $550,785 and $706,695 (Note 13), and buildings with net book values of $4,824,536 and $4,972,769 (Note 12) respectively, were pledged as collateral under certain loan arrangements.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

10.	Land use rights

	September 30,	December 31,
	2012	2011
	(Unaudited)

Land use rights	$6,259,843	$1,106,788
Accumulated amortization	(130,744)	(87,743)

	$6,129,099	$1,019,045

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of September 30, 2012 and December 31, 2011, part of the land use rights were pledged as collateral under certain loan arrangements (Note 12).

During the nine months ended September 30, 2012 and 2011, amortization amounted to $42,591 and $16,379 respectively. The estimated amortization expense for each of the five succeeding years from 2012 is approximately $22,000 each year.

The Company transferred $5.15 million to land use rights from deposits for land use rights upon obtaining the land use rights certificate on July 10, 2012. The land is intended for future manufacturing facilities expansion.

11.	Other payables and accrued expenses

	September 30,	December 31,
	2012	2011
	(Unaudited)

Accrued audit fee	$-	$105,000
Receipt in advance from customers	16,620,332	11,003,379
Pension payable	634,600	631,506
Salaries payable	462,971	417,726
Advances from third parties	675,906	58,026
Security deposit received for project bids	811,970	2,656
Other payables and accrued expenses	3,508,330	3,635,517

	$22,714,109	$15,853,810

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company. Advances from third parties was unsecured, interest-free and repayable upon demand.

Included in other payables as of September 30, 2012 and December 31, 2011 was an amount of $3,254,319 and $3,237,831 respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project (the “Project”). The Project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Short-term bank loans

	September 30,	December 31,
	2012	2011
	(Unaudited)

Secured bank loans	$20,069,090	$13,826,296
Unsecured bank loans	2,368,500	2,356,755

	$22,437,590	$16,183,051

All bank loans are repayable within one year and carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The bank loans were secured by the following assets of the Company :-

	September 30,	December 31,
	2012	2011
	(Unaudited)

Trade receivables (Note 5)	$9,474,000	$5,421,295
Property, plant and equipment (Note 9)	4,824,536	4,972,769
Land use rights (Note 10)	905,831	1,019,045

	$15,204,367	$11,413,109

The unsecured bank loans as of September 30, 2012 and December 31, 2011 were guaranteed by Mr. Zhao and certain third parties. The third parties received 2% of the loan balance as compensation for acting as guarantors for the Company. The Company also made the counter guarantee deposits to the guarantors of $236,850 and $235,676 as of September 30, 2012 and December 31, 2011, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans.

13.	Long-term loan

The loan is borrowed from a financial institution, bearing interest at an annual rate of 15% over the benchmark rate of the PBOC for the three-year long-term loans and guaranteed by a third party.

The loan was secured by the following assets of the Company :-

	September 30,	December 31,
	2012	2011
	(Unaudited)

Property, plant and equipment (Note 9)	$550,785	$706,695
Inventories (Note 7)	3,473,800	3,456,574

	$4,024,585	$4,163,269

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

13.	Long-term loan (Cont’d)

As a condition to the guarantees for the loans, the Company paid 2.5% of the loan balance to the third party as compensation for acting as guarantor for the Company and made the counter guarantee deposits to the guarantor of $236,850 and $235,676 as of September 30, 2012 and December 31, 2011, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans.

During the nine months ended September 30, 2012, there was no other covenant requirement under the bank loans granted to the Company except that the inventory level cannot be lower than RMB 22 million (approximately $3.5 million) during the loan period.

There was no other covenant requirement under the bank loans agreement for the nine months ended September 30, 2012 and 2011.

Maturities of the loans as of September 30, 2012 are as follow :-

Year
2012	$947,400
2013	1,894,800
2014	947,400

$3,789,600

14.	Common stock

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

In connection with the offering of shares under the private placement, 222,675 warrants were issued to the financial advisor on December 7, 2010, as partial compensation for services, to purchase an aggregate of 222,675 shares of common stock of the Company, representing 5% of the offered shares. The warrants have a term of three years and are exercisable from the first anniversary of the issuance and have an exercise price of $3.84. The fair value of the warrants at date of issue was $396,939 as of grant date. At September 30, 2012, all the issued share warrants were still outstanding.

In connection with its entry into the Securities Purchase Agreement, the Company also entered into a make good escrow arrangement with Wisetop, the Investors and other parties, details of which are set out in Note 18 to the condensed consolidated financial statements.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

15.	Other income

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Refund of value-added tax under Tax Concession	$75,670	$57,684	$202,480	$205,103
Government grants	135	3,554	11,060	546,250
Sales of scrap materials	206,986	1,037	206,986	159,388
Service income for installation of equipment	-	-	229,461	-
Others, net	-	-	-	4,221

	$282,791	$62,275	$649,987	$914,962

16.	Finance costs

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Interest expense	$471,014	$315,910	$1,365,126	$643,909
Bank charges and net exchange loss	3,573	44,792	12,673	118,779

	$474,587	$360,702	$1,377,799	$762,688

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

17.	Earnings per share

The basic earnings per share is calculated using the net income attributable to the Company’s common stockholders and the weighted average number of shares outstanding during the reporting periods.

During the reporting periods, certain were not included in the computation of diluted earnings per share because they were anti-dilutive. Accordingly, the basic and diluted earnings per share are the same.

18.	Make good escrow agreement

In connection with a private placement completed on November 2, 2010, Mr. Zhao, the major shareholder of the Company, entered into a make good escrow agreement (the "Escrow Arrangement") with the Investors under the private placement pursuant to which he agreed to place 2,000,000 shares of the Company's common stock (the “Make Good Shares”) owned by him in an escrow account administrated by an escrow agent. In the event that the Company failed to achieve the After Tax Net Income (“ATNI”) targets of at least $8 million in 2010 and $12 million in 2011, the escrow agent was authorized to distribute the Make Good Shares to the investors on a pro-rata basis for any shortfall.

Pursuant to ASC 718-10-S99-2, the Company considers the aforementioned escrow arrangement as an inducement to facilitate the private placement on behalf of the Company rather than as compensatory and accordingly, adopted ASC 718-10-S99-2 to recognize this arrangement. The management estimated the probability of the Company not achieving the 2010 Guaranteed ATNI and 2011 Guaranteed ATNI to be 10% (the “Probability %”) and calculated the fair value of the escrow arrangement with reference to the Probability % and the Placement Price. The calculated fair value of $640,000 was deducted from the placement proceeds with a corresponding credit in additional paid-in capital, resulting in no net change in the Company’s equity.

As the target was met for 2010 Guaranteed ATNI, 50% of the Make Good Shares or 1,000,000 shares were returned to Mr. Zhao in 2011. As the Company did not meet the 2011 Guaranteed ATNI, Mr. Zhao is required to transfer the 2011 Make Good Shares or remaining 1,000,000 shares to the Investors on a pro-rata basis.

In July, 2012, the Escrow Arrangement was amended. In the event that the Investors’ shares are acquired by a third party at a price no less than $3.2 per share multiplied by the annual compound interest rate at 10% before January 12, 2013, the 2011 Make Good Shares shall be returned to Mr. Zhao in thirty business days after the acquisition. If no acquisition will be made before January 12, 2013, the 2011 Make Good Shares shall be transferred to the Investors in thirty business days after January 12, 2013.

THT Heat Transfer Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

19.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company contributed $218,812 and $420,281 for the nine months ended September 30, 2012 and 2011, respectively.

20.	Commitments and contingencies

As of September 30, 2012 and December 31, 2011, the Company had the following commitments that were contracted for but not provided in the condensed consolidated financial statements.

	September 30,	December 31,
	2012	2011
	(Unaudited)

Plant and machineries	$-	$317,342

Contingencies

As of September 30, 2012 and December 31, 2011, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

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

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of September 30, 2012 and December 31, 2011 respectively. The Company believes that a reasonable estimate of the possible loss range from $Nil to approximately $1,731,000 as of September 30, 2012 (December 31, 2011: from $Nil to approximately $1,741,000)

In accordance with the PRC tax regulations, the Company’s sales are subject to value added tax (“VAT”) at 17% upon the issuance of VAT invoices to its customers. When preparing these financial statements, the Company recognized revenue when goods were delivered, and made full tax provision in accordance with relevant national and local laws and regulations of the PRC.

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

The Company’s sales revenues by products for the nine months ended September 30, 2012 and 2011 were as follows :-

	Nine months ended September 30,
	2012	%	2011	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$13,393,408	38	$20,009,468	52
Heat exchange unit	11,837,940	34	7,860,800	20
Air-cooled heat exchanger	1,117,187	3	2,640,027	7
Shell-and-tube heat exchanger	4,271,045	12	4,137,442	11
Others	4,533,375	13	3,894,697	10

	$35,152,955	100	$38,542,434	100

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

Over the past ten years, we have successfully completed over 3,000 projects in more than 15 industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding. We have provided heat exchange solutions to Fortune 500 companies, including Shell, BP, BASF, LG, Sinopec and China Shenhua. We have also provided heat exchange products for important Chinese and international projects such as the Beijing 2008 Olympics Wukesong Sports Center, Guangdong Lin’ao nuclear plant and BASF Chemical plant in Germany.

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Recent Development

The Company received the SEC comments on its accounting treatment of the Make Good Escrow Agreement (the “Make Good Agreement”) entered on November 2, 2010 in connection with the Company’s issuance of 4,453,500 shares to certain accredited investors for approximately $14,251,200. We are in the process of evaluating whether the treatment of the Make Good Agreement as liability would have had a material effect on our financial statements for the period between November 2, 2010 and February 2013 when the make good pledger eventually releases the make good shares to the investors.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2012:

  Sales revenue: Sales revenue increased by $2.20 million, or 21.33%, to $12.51 million for the three months ended September 30, 2012, from $10.31 million for the same period in 2011.

  Gross profit: Gross profit increased by $0.67 million, or 14.89%, to $5.18 million for the three months ended September 30, 2012, from $4.51 million for the same period in 2011. As a percentage of sales revenue, gross profit decreased by 2.32% to 41.43% for the three months ended September 30, 2012, from 43.75% for the same period in 2011.

  Net income attributable to stockholders: Net income attributable to our stockholders increased by $0.38 million, or 312.73%, to $0.50 million for the three months ended September 30, 2012, from $0.12 million for the same period in 2011.

  Fully diluted net income per share: Fully diluted net income per share was $0.02for the three months ended September 30, 2012, as compared to $0.01 for the same period in 2011.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended		$	%
	September 30,		Change	Change
	2012	2011
Sales revenue	$12,508,183	$10,309,768	$2,198,415	21.33
Cost of sales	(7,325,961)	(5,799,160)	(1,526,801)	26.33
Gross profit	5,182,222	4,510,608	671,614	14.89
Operating expenses:
Administrative expenses	2,382,820	1,645,904	736,916	44.77
Research and development expenses	315,229	365,037	(49,808)	(13.64)
Selling expenses	1,637,436	2,300,748	(663,312)	(28.83)
Total operating expenses	4,335,485	4,311,689	23,796	0.55
Income from operations	846,737	198,919	647,818	325.67
Interest income	7,055	10,568	(3,513)	(33.24)
Other income	282,791	62,275	220,516	354.10
Finance costs	(474,587)	(360,702)	113,885	31.57
Income (loss) before income taxes and noncontrolling interests	661,996	(88,940)	750,936	(844.32)
Income taxes	(123,732)	(89,283)	34,449	38.58
Net income (loss) before noncontrolling interests	538,264	(178,223)	716,487	(402.02)
Net income(loss) attributable to noncontrolling interests	(34,270)	300,336	(334,606)	(111.41)
Net income attributable to THT common stockholders	503,994	$122,113	$381,881	$312.73

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $2.20 million, or 21.33%, to $12.51 million for the three months ended September 30, 2012, from $10.31 million for the same period in 2011. Our sales volume in the three months ended September 30, 2012 amounted to 704 units, anincrease of 59 units, from 645 units for the same period in 2011. Such increase was mainly due to the increased sales revenue from shell-and-tube heat exchangers and heat exchange units in the 2012 period as compared with the 2011 period. Sales revenue from shell-and-tube heat exchangers increased by $1.39 million, or 178.62%, to $2.17 million for the three months ended September 30, 2012, from $0.78 million for the same period in 2011. Sales from heat exchange unitsincreased by $3.13 million, or 223.93%, to $4.52 million for the three months ended September 30, 2012, from $1.40 million for the same period in 2011. The increase was a result ofincreasingdemand of our products in heating industry in third quarter in 2012 as a result of the resurgence in China’s economy.

The following table shows our sales revenue by product for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
	$	%	$	%
Plate heat exchanger	$4,373,947	34.97%	$4,610,381	44.72%
Heat exchange unit	4,521,785	36.15%	1,395,911	13.54%
Air-cooled heat exchanger	127,165	1.02%	1,053,963	10.22%
Shell-and-tube heat exchanger	2,174,145	17.38%	780,316	7.57%
Others	1,311,141	10.48%	2,469,197	23.95%
TOTAL	$12,508,183	100.00%	$10,309,768	100.00%

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales increased by $1.53 million, or 26.33%, to $7.33 million for the three months ended September 30, 2012, from $5.80 million for the three months ended September 30, 2011. The increase was generally in line with the increase in our sales revenue. Cost of sales as a percentage of sales revenue were 58.57% and 56.25% for the three months ended September 30, 2012 and 2011, respectively, anincrease of 2.32 percentage points. The increase was mainly attributable to the increase in the labor costs and raw material costs.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by $0.67 million, or 14.89%, to $5.18 million for the three months ended September 30, 2012, from $4.51 million for the same period in 2011. The increase was mainly attributable to increased sales revenue from shell-and-tube heat exchangers and heat exchange units. Although the average salesprice per unit increased 11.15% in the three months ended September 30, 2012 in comparison with the same period in 2011, gross profit margin for the three months ended September 30, 2012decreased to 41.43% from 43.75% for the same period in 2011. The decrease in our gross profit margin was mainly attributable to the increase in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by $0.74million, or 44.77%, to $2.38million for the three months ended September 30, 2012, from $1.65 million for the same period in 2011. As a percentage of sales revenue, administrative expenses increased to19.05% for the three months ended September 30, 2012, as compared to 15.96% for the same period in 2011. The increase in administrative expenses was primarily due to an increase of allowance for doubtful accounts. Allowance for doubtful accounts increased to $1.07million in the threemonths ended September 30, 2012 compared with a reversal of allowance for doubtful accounts of $0.15million for the same period in 2011.The increase in the allowance for doubtful accounts was mainly due to our policies for bad debt reserves. We record an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.Our account receivables age between 1 to 2 years increased by $1.65 million in the three months ended September 30, 2012 compare to the same period in 2011.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses decreased by $0.05 million, or 13.64%, to $0.32 million for the three months ended September 30, 2012, from $0.37 million for the same period in 2011. Decrease in research and development expenses was because the company had less new products in the process.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $0.66 million, or 28.83%, to $1.64 million for the three months ended September 30, 2012, from $2.30million for the same period in 2011. As a percentage of sales revenue, selling expenses decreased to 13.09% for the three months ended September 30, 2012, as compared to 22.32% for the same period in 2011. The decrease was mainly attributable to the decreased travelling expenses of our sales personnel. Travelling expenses decreased by $0.33 million, or 29.46%, to $0.79 million for the three months ended September 30, 2012, from $1.12 million for the same period in 2011.

Income (loss) before income taxes and noncontrolling interests. Income before income taxes and noncontrolling interests increased by $0.75 million, or 844.32%, to a net income of $0.66 million for the three months ended September 30, 2012, from a net loss of $0.09 million for the same period in 2011. Such increase was mainly attributable to the increase in our sales revenue.

Income taxes. Our income taxes increased to $0.12 million for the three months ended September 30, 2012, from $0.09 million for the same period in 2011, as a result of the increased taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders increased by $0.38 million, or 312.73%, to $0.50 million for the three months ended September 30, 2012, from $0.12 million for the same period in 2011. As a percentage of sales revenue, our net income attributable to common stockholders was 4.03% and 1.18% for the three months ended September 30, 2012 and 2011, respectively.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

The following table sets forth key components of our results of operations for the periods indicated.

	Nine Months Ended September
	30,		$	%
	2012	2011	Change	Change
Sales revenue	$35,152,955	$38,542,434	$(3,389,479)	(8.79)
Cost of sales	(20,549,861)	(21,911,721)	1,361,860	(6.22)
Gross profit	14,603,094	16,630,713	(2,027,619)	(12.19)
Operating expenses:
Administrative expenses	4,423,011	3,386,046	1,036,965	30.62
Research and development expenses	814,509	1,149,699	(335,190)	(29.15)
Selling expenses	5,845,212	5,524,796	320,416	5.80
Total operating expenses	11,082,732	10,060,541	1,022,191	10.16
Income from operations	3,520,362	6,570,172	(3,049,810)	(46.42)
Interest income	19,796	34,484	(14,688)	(42.59)
Other income	649,987	914,962	(264,975)	(28.96)
Finance costs	(1,377,799)	(762,688)	(615,111)	80.65
Income before income taxes and noncontrolling interests	2,812,346	6,756,930	(3,944,584)	(58.38)
Income taxes	(234,630)	(1,006,821)	772,191	(76.70)
Net income before noncontrolling interests	2,577,716	5,750,109	(3,172,393)	(55.17)
Net (income)loss attributable to noncontrolling interests	(76,833)	341,986	(418,819)	(122.47)
Net income attributable to THT common stockholders	$2,500,883	$6,092,095	$(3,591,212)	(58.95)

Sales revenue. Our sales revenue decreased by $3.39 million, or 8.79%, to $35.15 million for the nine months ended September 30, 2012, from $38.54 million for the same period in 2011. Our sales volume in the nine months ended September 30, 2012 amounted to 1,943 units, a decrease of 622 units, from 2,565 units for the same period in 2011. Such decrease was mainly due to the decreased sales revenue from plate heat exchangersand air coolers in the 2012 period as compared with the 2011 period. Sales revenue from plate heat exchangers decreased by $6.62 million, or 33.06%, to $13.39 million for the nine months ended September 30, 2012 from $20.01 million for the same period in 2011. Sales revenue from air-coolers decreased by $1.52 million, or 57.68%, to $1.12 million for the nine months ended September 30, 2012, from $2.64 million for the same period in 2011. The decrease was caused by decreasingdemand for our products as a result of an overall slowdown of China’s economy in the first half of 2012. Although sales revenue from heat exchange units and other products increased, the increase was not enough to offset the decreased sales revenue from plate heat exchangers and air coolers.

The following table shows our sales revenue by product for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
	$	%	$	%
Plate heat exchanger	$13,393,408	38.10%	$20,009,468	51.92%
Heat exchange unit	11,837,940	33.68%	7,860,800	20.40%
Air-cooled heat exchanger	1,117,187	3.17%	2,640,027	6.85%
Shell-and-tube heat exchanger	4,271,045	12.15%	4,137,442	10.73%
Others	4,533,375	12.90%	3,894,697	10.10%
TOTAL	$35,152,955	100.00%	$38,542,434	100.00%

Cost of sales. Our cost of sales decreased by $1.36 million, or 6.22%, to $20.55 million for the nine months ended September 30, 2012, from $21.91 million for the nine months ended September 30, 2011. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 58.46% and 56.85% for the nine months ended September 30, 2012 and 2011, respectively, an increase of 1.61 percentage points. The increase was mainly attributable to the increased total labor costs and raw material costs in the first half of 2012.

Gross profit. Our gross profit decreased by $2.03 million, or 12.19%, to $14.60 million for the nine months ended September 30, 2012, from $16.63 million for the same period in 2011. The decrease in our gross profit was mainly attributable to decreased sales revenue from plate heat exchangers and air coolers. Although the average sales price per unit increased 20.40% in the nine months ended September 30, 2012 in comparison with the same period in 2011, gross profit margin for the nine months ended September 30, 2012 dropped to 41.54% from 43.15% for the same period in 2011. The decrease in our gross profit margin was mainly attributable to the increase in labor costs and raw material costs in the first half of 2012.The increase of gross profit in the third quarter was not enough to offset the decreased profit in the first half of 2012.

Administrative expenses. Our administrative expenses increased by $1.04 million, or 30.62%, to $4.42 million for the nine months ended September 30, 2012, from $3.39 million for the same period in 2011. As a percentage of sales revenue, administrative expenses increased to12.58% for the nine months ended September 30, 2012, as compared to 8.79% for the same period in 2011. The increase in administrative expenses was primarily due to an increase of allowance for doubtful accounts. Allowance for doubtful accounts increased by $1.44 million to $1.44 million in the nine months ended September 30, 2012 compared with a reversal of allowance for doubtful accounts of $0.11million for the same period in 2011. The increase in the allowance for doubtful accounts was mainly due to our policies for bad debt reserves. We record an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years. Our account receivables age between 1 to 2 years increased by $3.03 million in the nine months ended September 30, 2012 compare to the same period in 2011.

Research and development expenses. Our research and development expenses decreased by $0.34 million, or 29.15%, to $0.81 million for the nine months ended September 30, 2012, from $1.15 million for the same period in 2011. The decrease in research and development expenses was mainly attributable to the company having a few new products in the process.

Selling expenses. Our selling expenses increased by $0.32 million, or 5.80%, to $5.85 million for the nine months ended September 30, 2012, from $5.52 million for the same period in 2011. As a percentage of sales revenue, selling expenses increased to 16.63% for the nine months ended September 30, 2012, as compared to 14.33% for the same period in 2011. The increase was mainly attributable to the increased travelling expenses of our sales personnel. Traveling expense increased by $0.23 million, or 8.02%, to $3.16 million for the nine months ended September 30, 2012, from $2.92 million for the same period in 2011. The increase in travelling expenses was mainly due to our efforts to expand our market share in the first half of 2012.

Income before income taxes and noncontrolling interests. Income before income taxes and noncontrolling interests decreased by $3.94 million, or 58.38%, to $2.81 million for the nine months ended September 30, 2012, from $6.76 million for the same period in 2011. Such decrease was mainly attributable to decreased gross profit and increased total expenses.

Income taxes. Our income taxes decreased to $0.23 million for the nine months ended September 30, 2012, from $1.01 million for the same period in 2011, as a result of decreased taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $3.59 million, or 58.95%, to $2.50 million for the nine months ended September 30, 2012, from $6.09 million for the same period in 2011. As a percentage of sales revenue, our net income attributable to common stockholders was 7.11% and 15.81% for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $7.23 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $4.76 million. In addition, we have an approximately $2.38 million credit line from Bank of Communications. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from a reversal of allowance of $0.11million in the nine months ended September 30, 2011 to $1.44 million in the same period in 2012. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRCGAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Given that the Company and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, we consider the impact of restrictions on our liquidity, financial condition and results of operations is not significant.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	NineMonths Ended September 30,
	2012	2011
Net cash used in operating activities	$(4,338,155)	$(14,162,823)
Net cash used in investing activities	(1,121,293)	(5,586,899)
Net cash flows provided by financing activities	5,310,592	4,361,728
Effects of exchange rate change in cash	42,366	253,961
Net decrease in cash and cash equivalents	(106,490)	(15,134,033)
Cash and cash equivalents at beginning of the period	7,340,068	18,438,430
Cash and cash equivalent at end of the period	$7,233,578	$3,304,397

Operating Activities

Net cash used in operating activities was $4.34 million for the nine months ended September 30, 2012, compared with $14.16million for the same period in 2011. The decrease in net cash used in operating activities was mainly attributable to the fact that collections from trade customers were relatively high in the 2012 period which was a result of installment payments being made by our customers, credit sales granted to customers decreasing as a result of decreased turnover, and other receivables prepayment and deposits decreasing due to reduced cash advances to staff and prepayment to trade suppliers for the nine month period ended in September 30, 2012.

Investing Activities

Net cash used in investing activities was $1.12 million for the nine months ended September 30, 2012, compared with $5.59 million for the same period in 2011. The net cash used in investing activities during the nine months ended September 30, 2012 was primarily used for the purchase of equipment and land use rights.

Financing Activities

Net cash flows provided for financing activities increased from $4.36 million for the nine months period ended September 30, 2011 to $.5.31 million for the same period in 2012. Although the new bank loans obtained decreased from $22.14 million in the nine months ended September 30, 2011 to $17.24 million in the same period in 2012, the maturity of the short-term and long-term loans for the nine months ended September 30, 2012 was $4.45million lesser comparing to the same period in 2011. The total of the maturity of short-term and long-term loans for the nine months period ended September 30, 2012 and 2011 was $12.01 and $16.46, respectively.

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

	Nine Months Ended September 30,
	2012	2011
Construction costs	$-	$106,916
Purchase of equipment	699,989	504,467
Prepayment for land use right	1,675,667	4,274,681
Total capital expenditures	$2,375,656	$4,886,064

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. ZhigangXu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2012. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2011, which we are still in the process of remediating as of September 30, 2012, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department, which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2012, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, cash flow or operating results.

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

Our auditors have been last inspected by the PCAOB in 2010. As our auditors are located in Hong Kong, a special administrator region of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, there is no guarantee that the PCAOB will be allowed to inspect the audit work and practices of our auditors, like other registered audit firms operating in China, in the future.

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

We have not sold any equity securities during the third quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during quarter.

No repurchases of our common stock were made during the third quarter of 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ZhigangXu
ZhigangXu, Interim Chief Financial Officer
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