Form 10-K
period 2012-12-31
THT Heat Transfer Technology, Inc.
filed 2013-04-01
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Yes [    ]                                    No [ X ]

As of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Global Market) was approximately $29.5 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 20,453,500 shares of the registrant’s common stock outstanding as of March 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THT HEAT TRANSFER TECHNOLOGY, INC.

Annual Report on Form 10-K
Year Ended December 31, 2012

TABLE OF CONTENTS

INTRODUCTORY NOTE

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

Our Corporate Structure

The following chart reflects our current corporate organizational structure:

Our Control of the PRC Subsidiaries

Siping Juyuan, our PRC subsidiary, is duly organized as a wholly foreign-owned enterprise with limited liability and validly existing under the laws of the PRC. Star Wealth acquired the 100% equity interests of Siping Juyuan on June 8, 2009. All the necessary PRC governmental authorizations were duly obtained in connection with this acquisition, including:

(1) Approval for Equity Merger of Siping Juyuan Han Yang Plate Heat Exchanger Co., Ltd by Star Wealth International Holdings Limited to Establish the Foreign-invested Enterprise (Ref. Ji Jing Ju Shen Ban Zi [2009] 46) issued by the Economic Technology Cooperation Bureau of Jilin Province on May 31 2009; (2) Certificate of Approval for Establishment of Enterprises with Investment of Taiwan, Hong Kong, Macao, and Oversea Chinese in the People’s Republic of China (Ref. Shang Wai Zi Ji Fu Zi [2009] 0019) issued by People’s Government of Jilin Province on June 1 2009; (3) Business License (Registration No. 220300000002398) issued by Jilin Province Administration for Industry and Commerce on June 8, 2009.

In accordance with M&A Rule, the approval from MOFCOM is required when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). But with respect to the Star Wealth’s acquisition of Siping Juyuan’s 100% equity interest, Star Wealth, a corporation incorporated in Hong Kong, is not established or controlled, directly or indirectly by Mr. Guohong Zhao and other original shareholders; the Star Wealth’s actually controller was Ms. Jinghua Zhao by then. Therefore, the approval from MOFCOM is not required for Star Wealth’s acquisition of the 100% equity interests in Siping Juyuan; and the above-mentioned approvals from the above authorities constituted lawful and valid and necessary PRC governmental authorizations for Star Wealth’s acquisition of the 100% equity interests in Siping Juyuan.

Because there isn’t clear definition of Round-trip Investment under M&A Rule, and the relevant regulatory authorities have not issued corresponding explanation of this matter, therefore there are ambiguous understandings regarding the definition of Round-trip Investment. So theoretically speaking, because at the end of the transactions the PRC Individuals became the majority owners of a foreign entity that acquired ownership of Siping Juyuan and Beijing Juyuan, there exists the possibility that the PRC regulatory authorities determine that the whole transactions constitute a Round-trip Investment. Therefore we disclosed the relevant risk on Page 20 and 28, though in reality, MOFCOM has never issued approval concerning Round-trip Investment, neither has any PRC regulatory authority revoked the approval which is issued by itself and further requires the approval from MOFCOM, and the possibility that Star Wealth’s acquisition of the equity interests in Siping Juyuan will be viewed as a Round-trip Investment and an approval from MOFCOM will be required is very low. However, we cannot assure you that the PRC regulatory authorities will not amend or explain or adjust the M&A Rule further in the future.

To date, Siping Juyuan has not received any letter or notice from the above-mentioned authorities to revoke the above-mentioned approvals, and the above-mentioned approvals still remain lawful and valid.

Beijing Juyuan is duly organized as a Sino-foreign joint venture and validly existing under the laws of the PRC. All the following necessary PRC governmental authorizations were duly obtained in connection with the incorporation of Beijing Juyuan:

(1) Reply Regarding Approval of Joint Venture Contract and Articles of Association of Beijing Juyuan Han Yang Heat Exchange Equipment Co., Ltd (Ref. Chao Shang Fu Zi [2005] No. 1395) issued by Beijing City Chao Yang District Commercial Bureau on August 19 2005 (2) Certificate of Approval for Establishment of Foreign-Invested Enterprises (Ref. Shang Wai Zi Jing Zi [2005] No.05425) issued by People’s Government of Beijing Municipal City on August 22 2005; (3) Business License (Ref. Qi He Jing Zong Zi No. 027241) issued by Beijing City Administration for Industry and Commerce September 20 2005.

To sum up, both Siping Juyuan and Beijing Juyuan are duly organized as foreign-invested enterprises with limited liability and validly existing under the laws of the PRC. Both Siping Juyuan and Beijing Juyuan have duly obtained all necessary PRC governmental authorizations concerning the incorporation and each alteration, including those from the competent ministry of commerce, administration of industry and commerce, and SAFE. And to date, all the approvals, authorizations and filings have not been revoked or questioned.

But since Mr. Guohong Zhao and the founders have exercised their options and they have become the controlling stockholders, pursuant to the Regulation of the People’s Republic of China on Foreign Exchange Administration and Measures for the Administration of Individual Foreign Exchange and Circular 75, Mr. Guohong Zhao and the founders are required to filings with competent SAFE for their equity interest in the overseas entities. According to Siping Juyuan’s statement, it has requested Mr. Guohong Zhao and the founders to register with the relevant branch of SAFE in connection with their equity interests in overseas entities, and Mr. Guohong Zhao and the founders have started communication with the competent branch of SAFE and the preparation of corresponding documents.

Our Industry

A heat exchanger is a device built for efficient heat transfer from one medium to another. It is widely used in various industries including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding.

According to “Siping Heat Exchanger Association”, the world heat exchanger market has grown significantly in the past several years. The global sales value of heat exchangers grew from $38.6 billion in 2008 to $49.7 billion in 2012, representing a growth of 28%, and is expected to grow to $70.4 billion in 2016, representing a growth of 42% in the four-year period from 2009 to 2012. According to the report, China has become the second largest market and one of the fastest growing markets for heat exchangers. The sales value of heat exchangers in China grew from $5.4 billion in 2008 to $8.3 billion in 2012, representing a growth of 54%, and is expected to grow to $ 16.7 billion in 2016, representing a growth of 101% in the four-year period from 2009 to 2012.

We anticipate that growth in the Chinese heat exchanger industry will mainly be driven by the following factors:

  Rapid Economic Growth in China. According to the National Bureau of Statistics of the PRC, China’s GDP grew 7.8% in 2012, one of the fastest rates in the world. Because heat exchangers are widely used in various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding, the heat exchanger market benefits from the general growth of the economy.

  Expanding Energy Needs. A fast growing economy requires more energy. To keep pace with rising energy demands, additional power plants are being constructed. Heat exchangers are widely used in the closed circulation systems of thermal power plants, nuclear reactor heat exchange systems and regular water cooling systems of nuclear power plants. According to the State Electricity Regulatory Commission, energy investment in China was $84.9 billion in 2009 and is expected to grow at compound annual growth rates of 10% until 2013. The Chinese government plans to spend a total of $66 billion in nuclear power plant construction. By 2020, 23 million kilowatt level nuclear power plants will be constructed. In 2011, construction began on twelve new nuclear power plants in the provinces of Zhejiang, Shandong, Guangdong, Liaoning, Fujian, Hainan and Hainan.

  Environmental Protection. New environmental rules and regulations have helped reduce emissions and energy consumption. Both the Chinese and foreign governments encourage investments in order to reduce energy consumption and emissions. In many applications, industry buyers tend to use heat exchangers instead of simple cooling systems after giving consideration to their efficiency and energy savings. In 2012, investment in energy savings and emissions reduction in China was approximately $26.98 billion and is expected to reach $375.56 billion in 2013. According to the World Nuclear Organization, as of March 2011, China had 28 operating nuclear reactors and 57 reactors in the construction or planning phases.

  Rapid Urbanization. Heat exchangers are an important part of district heating systems (i.e., systems for distributing heat generated in a centralized location for residential and commercial heating requirements such as space and water heating). Such systems are required in the cities of northern China, an area which is experiencing a rapid pace of urbanization. As well, Heating, Ventilation and Air Conditioning systems, or HVAC, which are essential for buildings, require installation of heat exchangers. In 2009, the HVAC market in China was $6.0 billion and is expected to grow at a compound annual growth rate of 27.42% by 2014.

  Rise in Shipbuilding. The sea remains China’s most important transportation method and we expect that sea transportation will experience growth due to continued globalization. To satisfy the need for more sea transportation, more ships are required to be built. Heat exchangers are installed in the engine cooling and air- conditioning systems of every ship. China has become a strong player in shipbuilding. According to the Chinese Ministry of Industry and Information Technology, in 2012, China delivered 60.21 million deadweight tonnages of new ships and became the world’s leading shipbuilder.

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

  Broad product range. We provide the broadest range of heat exchanger products in China, surpassed only by Alfa Laval, the global market leader for heat exchanger products. Our products include plate heat exchangers, shell and tube heat exchangers, heat exchange units, air-cooled heat exchangers, welded plate heat exchangers and plate- and-shell heat exchangers. Our broad product variety provides our customers with one-stop purchasing convenience.

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

  Professional sales team. We have a sales team with 122 experienced sales people, which we believe is among the largest in the Chinese market. Our sales people are organized into four groups by industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience.

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

Plate heat exchangers are used in a variety of applications including iron, steel and aluminum manufacturing, chemical manufacturing, electric and nuclear power generation, central building air-conditioning, pharmaceutical production, and the food and beverage industry. Plate heat exchanger sales accounted for approximately 39% of our sales revenue in 2012.

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

Our heat exchanger units are most widely used in thermal power plants and residential heating systems, which require integration of control and monitoring systems for several distinct spaces. Sales of heat exchanger units accounted for approximately 39% of our sales revenue in 2012.

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

Air-cooled heat exchangers are used in various industries where cooling liquids are too costly to obtain or are not readily available. Sales of air-cooled heat exchangers accounted for 3% of our sales revenue in 2012.

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

Shell-and-tube heat exchangers are generally used in the same industries as plate heat exchangers, and are most commonly used with extremely high-pressure liquids. Shell-and-tube heat exchanger sales accounted for approximately 9% of our sales revenue in 2012.

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

Welded plate heat exchangers are utilized in many of the same industries as other plate heat exchangers and shell-and-tube heat exchangers. Welded plate heat exchangers accounted for 1% of our sales revenue in 2012.

Plate-and-Shell Heat Exchanger

A plate-and-shell heat exchanger is a hybrid type of heat exchanger that combines aspects of the plate heat exchanger and shell-and-tube heat exchanger. Plate-and-shell heat exchangers consist of a shell with heat transfer plates inside of the shell instead of tubes.

Advantages of a plate-and-shell heat exchanger include its high heat transfer efficiency (more than double that of a shell-and-tube heat exchanger), compact structure and light weight. Shell-and-plate heat exchangers are also resistant to high pressure and high temperatures and are commonly used to meet the requirements of large-scale equipment used in oil refining, the chemical industry, fertilizer production and metallurgy. Sales of plate-and-shell heat exchangers accounted for 1% of our sales revenue in 2012.

Other heat exchange products accounted for 8% of our sales revenue in 2012.

New Products under Development

Our research and development department is constantly working on new products for our customers and enhancements to our existing products. Currently, our research and development team is working on HBLB welded plate heat exchanger, absorption heat recovery unit and nuclear class plate heat exchanger.

  HBLB Welded Plate Heat Exchanger. HBLB welded plate heat exchanger is designed based on existing welded plate heat exchangers. Compared with welded plate-and-frame heat exchangers, this product has short manufacturing cycle, low manufacturing cost high withstand voltage ability, high heat transfer efficiency, etc. It is expected to be widely used in the medicine, light industry, chemical industry and other industries. HBLB welded plate heat exchanger is compatible with welded plate-and-frame heat exchangers. We expect to commercialize our HBLB welded plate heat exchanger in August 2013.

  Absorption Heat Recovery Unit. Absorption heat recovery unit systemmainly combines semi-welded plate heat exchanger, plate flue gas heat exchanger, plate heat exchanger units and absorption heat pump system to achieve better heat recovery. This product will be mainly utilized in the process of waste heat export and heat absorption from industrial waste water, industrial waste gas and industrial waste residue to transfer low grade heat energy to high grade heat energy. It can significantly improve energy utilization efficiency. This technology was the research product of the Company with Xi 'an Jiaotong University. As China has been focusing on environmental protection and energy conservation, the new product will broaden our market. We expect to commercialize our absorption heat recovery unit in December 2013.

  The large-scale nuclear plate heat exchanger. This nuclear plate heat exchanger is used by nuclear island and similar to conventional plate heat exchangers. They both have alternate channels for cooling and thermal fluid with completely counter-current flow. The difference between the two products is that the board area of the nuclear heat exchanger is much bigger than that of conventional plate heat exchanger, and the nuclear plate exchanger must go through the National Nuclear Safety Bureau’s safety authentication, including thermal test, press drop test, anti- seismic force computation and quality control system examination. The nuclear plate heat exchangers will be mainly used in the nuclear center island cooling system and also used in large-scale petrochemical plants and air conditioning energy system with cold storage. Commercialization is scheduled to take place in June 2013.

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

The capacity and utilization of our production lines are set forth below:

Production Line	Current Capacity	2012 Utilization	2011 Utilization
Plate heat exchanger production line (square meters)	300,000	70%	90%
Welding workshop (tons)	3,000	90%	80%
Plate heat exchanger production line (square meters)	200,000	45%	25%

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

The following table sets forth our top ten suppliers in 2012:

Supplier	Raw Materials	Amount (in thousands of U.S. Dollars)
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	2,528
Tianjin Gerui New Metal Co., Ltd.	White Steel Plate	1,654
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	1,543
Qingdao Puxiang Stainless Steel Co., Ltd.	White Steel Plate	1,388
Xi’an Lianyi Rubber Products Co., Ltd.	Glue Cushion	1,181
Tianjin Taigang Daming Metal Products Co., Ltd.	White Steel Plate	1,047
Jiangmen Xinhao Special Stainless Steel Material Co., Ltd.	White Steel Plate	1,009
Dalian Longde Automation Equipment Co. , Ltd	Electric	788
Siping Tianyan Mechanical and Electrical Manufacturing Co., Ltd	White Steel Plate	695
Qingdao Haituo Zhibo Electrical Engineering Co., Ltd.	Electric Cabinets	693

The following table sets forth our top ten suppliers in 2011:

Supplier	Raw Materials	Amount (in thousands of U.S. Dollars)
Tianjin Gerui New Metal Co., Ltd.	White Steel Plate	8047
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	5533
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	2993
Xi’an Lianyi Rubber Products Co., Ltd.	Glue Cushion	1336
Jiangmen Xinhao Special Stainless Steel Material Co., Ltd.	White Steel Plate	1181
Tianjin Taigang Daming Metal Products Co., Ltd.	White Steel Plate	926
Shenyang Kaiweixi valve Co., Ltd.	Valve	841
Shenyang Xinhua Control System Co., Ltd.	Electrical Parts	727
Luoyang Shuangrui Precision Casting Titanium Industry Co., Ltd.	Titanium Tube	682
Beijing Hengsheng Tongda Stainless Steel Co., Ltd.	White Steel Plate	642

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

The following table sets forth our top ten customers in 2012 based on the sales amounts and percentage of sales:

Customer	Main Products	Amount (in thousands of U.S. Dollars) (without VAT)	% of Sales Revenue
Taiyuan Heating Power Company	Plate Heat Exchanger	2,613	4.16%
National Electric International Economic and Trade Co., Ltd.	Heat Exchanger Unit	2,073	3.30%
National Electric Jiuquan Heating Power Company	Heat Exchanger Unit	2,000	3.19%
Songyuan Heating Company	Heat Exchanger Unit	1,623	2.59%
Hua’neng Daqing Thermoelectric Co., Ltd.	Heat Exchanger Unit	1,551	2.47%
Da’er Kai Sunny (Harbin) Thermal Power Co., Ltd.	Heat Exchanger Unit	1,524	2.43%
Shanxi Colored Yulin New Material Co., Ltd.	Plate Heat Exchanger Heat Exchanger Unit	1,084	1.73%
CTIEI	Plate Heat Exchanger	1,072	1.71%
Qingdao Taineng Gas Group Co., Ltd.	Shell-and-Tube Heat exchanger	929	1.48%
In Inner Mongolia Meifang Coal Coking Co., Ltd.	Plate Heat Exchanger	881	1.40%

The following table sets forth our top ten customers in 2011 based on the sales amounts and percentage of sales:

Customer	Main Products	Amount (in thousands of U.S. Dollars) (without VAT)	% of Sales Revenue
The China Machinery Industry Construction Corporation	Heat Exchanger Unit	2,111	3.66%
Chiping Xinfa Material Supply Service Co., Ltd.	Plate Heat Exchanger	1,938	3.36%
Jiangsu Helen Chemical Co., Ltd.	Shell-and-Tube Heat exchanger	1,625	2.81%
CTIEI	Air-cooled Heat Exchanger Plate Heat Exchanger	1,522	2.64%
Liulin, Senze Coal Aluminum Co., Ltd.	Plate Heat Exchanger Wide Channel Welding Plate Heat Exchanger	1,433	2.48%
Alumina Branch of Shanxi Zhaofeng Aluminium Co., Ltd.	Plate Heat Exchanger	1,007	1.74%
China Hydropower Construction Group International Engineering Co., Ltd.	Shell-and-Tube Heat exchanger Plate Heat Exchanger	796	1.38%
Guyuan Municipal Bureau for Urban Administration	Heat Exchanger Unit	665	1.15%
Beijing Guodian North China Electric Power Engineering Co., Ltd.	Plate Heat Exchanger	662	1.15%
Baynnur Violet Gold Non-ferrous Metal Co., Ltd.	Plate Heat Exchanger	662	1.15%

Sales and Marketing

As of December 31, 2012, our sales force consisted of 122 experienced sales people organized into four groups based on industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving our customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience. Of the 122 members of our sales staff, 57 are based in Beijing and Siping, and 65 are based in 13 other sales offices throughout 13 different Chinese provinces.

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

We own fifteen patents, all of which are for utility models. The term of the patents, as stipulated by the PRC Patent Law, is ten years starting from the authorization date. The following table lists our patents, their registration and certificate numbers and their authorization dates:

Patents	Registration No.	Certificate No.	Authorization Date
Shell and tube helix baffle plate heat exchanger	ZL201020107719.2	1565896	2010-10-20
High efficiency wide flow channel disassemble plate heat exchanger	ZL200920093790.7	1512219	2010-08-18
Special high efficiency detachable type heat exchanger heat transfer plate	ZL200920094384.2	1565896	2010-05-12
A kind of plate heat exchanger use in air conditioning industry	ZL200920094383.8	1411275	2010-05-12
Variable section flow channel plate heat exchanger	ZL200720093847.4	1109105	2008-10-08
Wide flow channel disassemble plate heat exchanger	ZL200520127760.5	876165	2007-03-07
Wide flow channel welded plate heat exchanger	ZL200520127762.4	842256	2006-11-29

Large-scale closed cooling water circulator	ZL200520127763.9	CN 2842348Y	2006-11-29
Block type heat exchanger	ZL200520127761X	842022	2006-11-29
Detachable ceramic multi-tube dust collector	ZL00266939.0	465211	2001-11-28
Powder heat exchanger	ZL20120579425.X	1817117	2010-10-28
Semi-welded plate heat exchanger	ZL201120167533.0	2055400	2011-12-28
O-ring composite sealing gasket with U type protective use in plate heat exchanger	ZL201120459019.4	2298122	2012-07-11
Plate heat exchangers with double sealed washer	ZL201120444804.2	2276392	2012-07-04
Plate and shell heat exchanger with countercurrent circular plate	ZL201220225259.2	2557243	2012-12-05
Main pump lube oil cooler	ZL201220225258.8	2555906	2012-05-18

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

Employees

As of December 31, 2012, we employed a total of 732 full-time employees. The following table sets forth the number of employees by function:

Function	Number of Employees
Senior Management	8
Solution design	18
Sales	122
Marketing	24
Procurement	32
Production	308
Quality Control	22
R&D	38
HR & Administration	147
Finance	11
Internal Audit and Control	2
TOTAL	732

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

Approximately 24.46% of our sales revenue in 2012 came from our top ten customers, with our largest customer, Taiyuan Heating Power Company, accounting for approximately 4.16% of our sales revenue in 2012. If we cease to do business at or above current levels with the top customers or with any other large customers who contribute significantly to our sales revenue, and we are unable to generate additional or substitute sales revenue, our net income would decline considerably.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Guohong Zhao, our Chairman and Chief Executive Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified material weaknesses. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

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

Substantially all of our sales are earned by our PRC subsidiaries. Other than that the PRC subsidiaries pay all the service fees to maintain the public company status of the Company, there is no cash flows between our PRC subsidiaries and the Company. There is no restriction for cash flow to move through various subsidiaries up to the Company. However, as discussed more fully under Item 1 “Business —Regulation—Dividend Distributions,” PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on NonResident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

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

Our common stock is traded on the NASDAQ Capital Market under the symbol “THTI.” The trading market in our common stock has been substantially less liquid than the average trading market for companies trading on the NASDAQ Stock Market. Reported average daily trading volume in our common stock for the three months immediately prior to March 31, 2013, was approximately 20.45 million shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Land Use Rights

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We were granted land use rights from the PRC government for 36,529.6 square meters of three land slots located at No.5 NanhuanRoad, Tiexi District, Siping City, Jilin Province, China. The land use rights will expire on December 8, 2056, December 30, 2056 and December 30, 2057, respectively. On July 10, 2012, we obtained the certificate from the Chinese government for a total area of 100,247 square meters. We plan to construct a new plant on this land.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition, cash flows or operating results.

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

	Closing Prices(1)
	High	Low
Year Ended December 31, 2012
1st Quarter	$1.74	$0.87
2nd Quarter	2.31	1.26
3rd Quarter	1.86	0.77
4th Quarter	1.30	0.92

Year Ended December 31, 2011
1st Quarter	$4.20	$3.30
2nd Quarter	3.74	3.33
3rd Quarter	3.54	1.64
4th Quarter	1.75	0.82

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 31, 2013, there were approximately 793 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2012 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2012 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2012.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Recent Development

Siping Juyuan entered into a share transfer agreement dated May 10, 2012 (the "Share Transfer Agreement") relating to the acquisition of the remaining 25% equity ownership interest in Beijing Juyuan from Hanyang International GmbH (“Hanyang”). The purchase price for this 25% equity interest is RMB 2.5 million (approximately $402,325). The purchase price must be paid by the Company in one lump sum on or before April 30, 2013. Under applicable PRC law, the acquisition of the 25% equity interest in Beijing Juyuan must be approved by appropriate foreign investment approval authority, and then registered with a competent branch of the State Administration of Industry and Commerce. Failure to obtain these necessary approvals or to pay the purchase price may result in the unwinding of the acquisition. The Company obtained all the required PRC regulatory approvals and registrations by March 21, 2013, and expects the acquisition to be consummated on or before April 30, 2013.

A copy of the Share Purchase Agreement is attached hereto as exhibits 10.10 and is hereby incorporated by reference.

Financial Performance Highlights

The following are some financial highlights for the year:

  Sales revenue: Sales revenue increased by $5.03 million, or 8.71%, to $62.77 million for 2012, from $57.74 million for 2011.

  Gross profit: Gross profit decreased by $3.59 million, or 14.22%, to $21.65 million for 2012, from $25.24 million for 2011. As a percentage of sales revenue, gross profit decreased by 9.22% to 34.49% for 2012 from 43.71% for 2011.

  Net income attributable to stockholders: Net income attributable to our stockholders decreased by $4.74 million, or 59.98%, to $3.16 million for 2012, from $7.90 million for 2011.

  Fully diluted net income per share: Fully diluted net income per share was $0.15 for 2012, as compared $0.39 for 2011.

Principal Factors Affecting our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Growth of China’s Urbanization and Industrialization. According to China Heat Association, the annual growth rate of the heat exchange industry in China is expected to be 101% from 2012 to 2016. This growth is fueled by rapid industrialization and manufacturing industries developing in China. If this growth continues, we believe that we will be able to sustain our growth and continue to be a leader in the heat exchange industry in China.

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

According to the PRC’s central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25% under the EIT Law. On October 13, 2011, Siping Juyuan was granted the High and New Technology Enterprise status which entitled it to a 15% preferential income tax rate for a period of three years from 2011 to 2014. In addition, Siping Juyuan was entitled to a special tax concession because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this tax concession entitled Siping Juyuan to a refund of VAT paid in the years ended December 31, 2012 and 2011.

Beijing Juyuan, being a sino-foreign joint venture enterprise, was entitled to two years’ EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years. This tax holiday commenced in the fiscal year of 2008. Beijing Juyuan was therefore subject to EIT at the rate of 12.5% during the years ended December 31, 2012 and 2011.

See Item 1 “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our PRC subsidiaries.

Results of Operations

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2012 and 2011.

	Year Ended December 31,		$		%
	2012	2011		Change	Change
Sales revenue	$62,77,0692	$57,741,288		$5,029,404	8.71
Cost of sales	(41,118,573)	(32,501,171)		(8,617,402)	26.51
Gross profit	21,652,119	25,240,117		(3,587,998)	(14.22)
Operating expenses:
Administrative expenses	5,910,211	5,615,566		294,645	5.25
Research and development expenses	2,230,364	1,754,965		475,399	27.09
Selling expenses	8,195,117	8,532,879		(337,762)	(3.96)
Total operating expenses	16,335,692	15,903,410		432,282	2.72
Income from operations	5,316,427	9,336,707		(4,020,280)	(43.06)
Interest income	28,245	56,080		(27,835)	(49.63)
Other income	524,463	796,893		(272,430)	(34.19)
Finance costs	(1,814,313)	(1,121,133)		(693,180)	61.83
Other expense	(175,538)	-		(175,538)	100
Income before income taxes	3,879,284	9,068,547		(5,189,263)	(57.22)
Income taxes	(699,950)	(1,619,776)		91,9826	(56.79)
Net income before noncontrolling interests	3,179,334	7,448,771		(4,269,437)	(57.32)
Net income (loss) attributable to noncontrolling interests	(16,309)	454,305		(470,614)	(103.59)
Net income attributable to THT common stockholders	$3,163,025	$7,903,076		$(4,740,051)	(59.98)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $5.03 million, or 8.71%, to $62.77 million in 2012 from $57.74 million in 2011. Our sales volume in 2012 amounted to 3,726 units, a decrease of 407 units, from 4,133 units in 2011. Such decrease was mainly due to the decreased sales revenue from plate heat exchangers and air coolers in 2012 as compared with 2011. Sales revenue from plate heat exchangers decreased by $5.64 million, or 18.87%, to $24.23 million in 2012 from $29.87 million in 2011. Sales revenue from air-coolers decreased by $1.74 million, or 50.09%, to $1.73 million in 2012, from $3.47 million in 2011. The decrease was caused by decreasing demand for our products in some industries as a result of an overall slowdown of China’s economy in 2012. Although sales revenue from heat exchange units and other products increased, the increase was not enough to offset the decreased sales revenue from plate heat exchangers and air coolers.

The following table shows our sales revenue by product for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011
	$	%	$	%
Plate heat exchanger	$24,232,037	39	$29,867,262	52
Heat exchange unit	24,571,248	39	12,365,970	21
Air-cooled heat exchanger	1,730,094	3	3,466,342	6
Shell-and-tube heat exchanger	5,978,256	9	6,276,527	11
Others	6,259,057	10	5,765,187	10
TOTAL	$62,770,692	100	$57,741,288	100

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales increased by $8.62 million, or 26.51%, to $41.12 million in 2012 from $32.50 million in 2011. The increase in the cost of sales was generally in line with the increase in our sales revenue. Cost of sales as a percentage of sales revenue were 65.75% and 56.29% for 2012 and 2011, respectively. The increase was mainly attributable to the increased total labor costs in factory and raw material costs in 2012.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased by $3.59 million, or 14.22%, to $21.65 million in 2012 from $25.24 million in 2011. The decrease in our gross profit was mainly attributable to decreased sales revenue from plate heat exchangers and air coolers. Although the average sales price per unit increased by 20.00% year over year, our gross profit margin for 2012 dropped to 34.49% from 43.71% for 2011. The decrease in our gross profit margin was mainly attributable to the increase in labor costs in factory and raw material costs in 2012.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by $0.29 million, or 5.25%, to $5.91 million in 2012 from $5.62 million in 2011. As a percentage of sales revenue, administrative expenses decreased to 9.42% in 2012, as compared to 9.73% in 2011. The increase in administrative expenses was primarily due to an increase of allowance for doubtful accounts. Bad debt expense increased by $1.47 million to $2.08 million in 2012 compared with $0.61 million in 2011. The increase in the bad debt expense was mainly due to our policies for bad debt reserves. We record an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years. Our account receivables age between 1 to 2 years increased by $4.43 million in 2012 compare to 2011. Our office expenses decreased by $0.60 million to $1.29 million in 2012, compared $0.69 million in 2011. The decrease was mainly due to reduced office purchase in 2012.

We believe our allowance for doubtful accounts is appropriate. We have installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from $0.29 million in the six months ended June 30, 2011 to $0.36 million in the same period in 2012. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. 54% of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Our allowance of obsolete inventory is also appropriate because we purchase raw materials after we receive purchase orders. Although our customers may delay their payment or delivery schedules which increase our inventories, they do not cancel their orders to cause us classify the delayed inventories as obsolete inventories.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.48 million, or 27.09%, to $2.23 million in 2012 from $1.75 million in 2011. The increase in research and development expenses was mainly attributable to research and development of new products mentioned above.

The detailed information of the last two years on research and development activities’ expenses are as follows:

	2012	2011	change
Material	1,179,592	686,625	492,967
depreciation expense	210,802	236,959	(26,157)
cost	464,103	389,366	74,737
salary	375,867	442,016	(66,149)
total	2,230,364	1,754,965	475,399

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $0.34 million, or 3.96%, to $8.20 million in 2012, from $8.53 million in 2011. As a percentage of sales revenue, selling expenses decreased to 13.10% in 2012, as compared to 14.78% in 2011. The decrease was mainly attributable to the decreased salaries of our sales personnel. The salaries of sales personnel decreased by $0.99 million, or 42.86%, to $1.32 million in 2012, from $2.31 million in 2011 because both the number of sales personnel and their base salary were reduced.

Income before income taxes. Income before income taxes decreased by $5.19 million, or 57.22%, to $3.88 million in 2012, from $9.07 million in 2011. Such decrease was mainly attributable to decreased gross profit and increased total expenses.

Income taxes. Our income taxes decreased to $0.70 million in 2012 from $1.62 million in 2011, as a result of decreased taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $4.74 million, or 59.98%, to $3.16 million for 2012, from $7.90 million for 2011. As a percentage of sales revenue, our net income attributable to common stockholders was 5.04% and 13.77% for 2012 and 2011, respectively.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $10.70 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $4.76 million. In addition, we have an approximately $7.95 million credit line from Industrial and Commercial Bank of China. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from $2.03 million in 2011 to $4.13 million in 2012. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Our allowance of obsolete inventory is also appropriate because we purchase raw materials after we receive purchase orders. Although our customers may delay their payment or delivery schedules, which increase our inventories, they do not cancel their orders so as to cause us to classify the delayed inventories as obsolete inventories.

We expect that the trend of delayed customer payments and delayed delivery schedules will continue in the future. We have been taking the following measures to mitigate the situation: 1) send the collection letters or call the customers to request payment; 2) appoint specialists to visit our customers to collect payment; and 3) file law suits.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Year Ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$4,218,972	$(13,050,147)
Net cash used in investing activities	(1,408,769)	(6,239,183)
Net cash provided by financing activities	475,315	7,785,590
Effects of exchange rate change in cash and cash equivalents	77,613	405,378
Net increase (decrease) in cash	3,363,131	(11,098,362)
Cash and cash equivalents at beginning of the year	7,340,068	18,438,430
Cash and cash equivalent at end of the year	$10,703,199	$7,340,068

Operating Activities

Net cash provided by operating activities was $4.22 million for 2012, compared with $13.05 million, net cash used in operating activities, for 2011. The increased in net cash provided by operating activities was mainly because the inventories increased $18.03 million in 2011but decreased $0.93 million in 2012. Our cash and cash equivalents increase $3.36 million from $7.34 million on December 31, 2011 to $10.70 million on December 31, 2012. The increase of cash and cash equivalents was mainly attributable to net cash flows provided by operating activities of $4.22 million, which was mainly due to (1) strictly implemented advance payment by the customers, which led to$4.47 million increase in advance from customers, and (2) delay of the payment of the payables.

Investing Activities

Net cash used in investing activities was $1.41 million for 2012, compared with $6.24 million for 2011. The net cash used in investing activities during 2012 was primarily used for the purchase of equipment and pay the balance for land use rights.

Financing Activities

Net cash provided by financing activities was $0.48 million for 2012, compared with $7.79 million for 2011.We had sufficient cash from operation and better advance payments from customers and did not borrow loans as much as we did in 2011.

Short-Term Loans

As of December 31, 2012, the amount outstanding, maturity date and term of each of our short-term bank loans were as follows:

Bank	Amount*	Rate	Maturity Date	Duration
Agricultural Bank of China, Jiuyuan Branch	3,170,275	6.94%	June 26, 2013	1 year
Agricultural Bank of China, Jiuyuan Branch	2,853,248	6.6%	July 17, 2013	1 year
China Construction Bank	9,510,827	6.6%	June 10, 2013	1 year
Bank of Communications	3,170,275	7.2%	August 15, 2013	1 year
TOTAL	$18,704,625

* Calculated based on the exchange rate of $1 = RMB 6.3086 (December 31, 2012).

The loans from Agricultural Bank of China and China Construction Bank are secured by certain assets of the Company. The unsecured bank loans from Bank of Communications were guaranteed by Mr. Guohong Zhao, our Chairman and Chief Executive Officer, and certain third parties. The third parties received 2% of the loan balance as compensation for acting as guarantors for the Company. The Company put deposits to the guarantors for the unsecured short-term loan in the amounts of $237,771 and $235,676 as of December 31, 2012 and December 31, 2011, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans. As of the filing date, guarantee deposit of $237,771 has been received by the Company.

Long-Term Loan

On July 19, 2011, the Company entered into a loan agreement with China Development Bank for a loan in the maximum principal amount of $4.73 million. The loan bears interest at an annual rate of 15% over the benchmark rate of the People’s Bank of China and matures on July 18, 2014. The loan is guaranteed by a third party. As a condition to the guarantee for the loan, the Company paid 2.5% of the loan balance to the third party as compensation for acting as guarantor for the Company and put deposits to the guarantor in the amounts of $237,771 and $235,676 as of December 31, 2012 and December 31, 2011, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans. Under the loan agreement, the Company’s inventory level cannot be lower than RMB 10 million (approximately $1.58 million) during the loan period.

As of December 31, 2012, the amounts outstanding of our long-term bank loans were as follows:

2013	1,902,165
2014	951,083
$2,853,248

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. On July 10, 2012, we obtained the land use right certificate from the Chinese government for a parcel of land with 100,247 square meters. We plan to construct a new plant on the land. The table below sets forth the breakdown of our capital expenditures for the periods indicated.

	Year Ended December 31,
	2012	2011
Purchase of equipment	669.924	1,923,633
Prepayment for land use right	-	4,315,550
Purchase of land use rights	738,845	-
Total capital expenditures	$1,408,769	$6,239,183

We estimate that our total capital expenditures in fiscal year 2013 will reach approximately $3.15 million: our capital expenditures will be primarily for the purchase of equipment and construct plant.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles, or U.S. GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Allowance for Doubtful Accounts

We present trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. We review a customer’s credit history before extending credit. Our allowance for doubtful accounts was $4.13 million at December 31, 2012 compared to $2.03 million at December 31, 2011. The $2.10 million increase was due to the significant increase in our account receivable. If the financial condition of our customers were to deteriorate further based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to us, then additional allowances may be required in future periods, which would adversely affect our financial performance.

Inventory Obsolescence

Our inventories are stated at the lower of cost or net realizable value. We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends, and record a write-down against the cost of inventories for a decline in net realizable value. Expected demand and anticipated sales price are the key factors affecting our inventory valuation analysis. For purposes of our inventory valuation analysis, we develop expected demand and anticipated sales prices primarily based on sales orders as well as industry trends and individual customer analysis. We also consider sales and sales orders after each reporting period-end but before the issuance of our financial statements to assess the accuracy of our inventory valuation estimates. Historically, actual demand and sales price have generally been consistent with or greater than expected demand and anticipated sales price used for purposes of the our inventory valuation analysis. Market conditions are subject to change and actual consumption of inventories could differ from forecasted demand. Furthermore, the price of our primary raw material is subject to fluctuations based on global supply and demand. Our management continually monitors the changes these purchase prices, including advances to suppliers, and the impact of such change on our ability to recover the cost of inventory and our prepayments to suppliers. Our products have a long life cycle and obsolescence has not historically been a significant factor in the valuation of inventories. We have not experienced any material inventory write-downs before.

Income Taxes

Our provision for income taxes is determined using the applicable statutory rate for each jurisdiction. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Our deferred tax asset was $0.16 million and $0.25 million at December 31, 2012 and 2011, respectively. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. As a result, Management recorded a valuation allowance against the deferred tax asset of $0.77 million and $0.38 million at December 31, 2012 and 2011, respectively. If we reduce the valuation allowance against our available deferred tax asset, our operating results and financial condition will be positively affected in future periods.

Depreciable Lives of Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. Economic useful life is the duration of time an asset is expected to be productively employed by us, which may be less than its physical life. Assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, market demand, competitive position, raw material availability, and geographic location.

The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, changes in technology, changes in the estimated future demand for products, or excessive wear and tear may result in a shorter estimated useful life than originally anticipated. In these cases, we would depreciate the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis.

Net property, plant and equipment totaled $7.71 million and depreciation expense totaled $1.10 million as of and for the year ended December 31, 2012, respectively. Net property, plant and equipment totaled $7.70 million and depreciation expense totaled $0.93 million as of and for the year ended December 31, 2011 respectively.

These depreciable lives have been determined based on historical experience combined with judgment on future assumptions such as technological advances, potential obsolescence, competitors’ actions, etc. Management monitors its assumptions and may potentially need to adjust depreciable life as circumstances change.

Impairment of Long-Lived Assets

Long-lived assets which include property, plant, and equipment and land use rights are grouped for impairment testing at the lowest level for which there is an identifiable cash flow. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

The assumptions underlying cash flow projections represent our best estimates at the time of the impairment review. Factors that we must estimate include industry and market conditions, sales volume and prices, costs to produce, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. Management believes it uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.

Recent Accounting Pronouncements

See Note 3 to our audited consolidated financial statements included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011 begins on page F-1 of this report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2012. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2012 due to the material weaknesses described below, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Interim Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2012, our internal control over financial reporting was not effective because of the material weaknesses in our internal control over financial reporting described below.

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

Our management has identified the steps necessary to address the material weaknesses described above and in 2012, we have continued to implement the following remedial procedures.

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

The Company has engaged New Century Concepts Consultants Limited, or New Century, as its internal control consultant. New Century started evaluation of the effectiveness of our disclosure controls and procedures on October 27, 2010 and provided a preliminary report to our company on March 31, 2011. It will assist the Company to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings. We will implement an initiative to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout our company. We will provide training to our employees to ensure these procedures are properly performed. We will also evaluate hiring additional personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in U.S. GAAP to ensure the proper application thereof. Management believes the actions described above will strengthen our internal control over financial reporting.

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

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2012, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Guohong Zhao	52	Chairman, Chief Executive Officer and President
Zhigang Xu	41	Interim Chief Financial Officer, Treasurer and Secretary
Yue Cui	52	Vice President of Production
Fucai Zhan	42	Vice President of R&D and Director
Wenquan Tao	73	Director
Jingxun Chen	38	Director
To Tsang	37	Director
Youjun Lian	60	Director
Ariel Poppel	60	Director

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

Mr. Zhigang Xu. Mr. Xu was appointed as our Interim Chief Financial Officer, Treasurer and Secretary of September 29, 2012. Mr. Xu has worked in different positions in the Company’s subsidiaries Siping Juyuan and Beijing Juyuan since 2000. Mr. Xu was Beijing Juyuan’s accountant and Financial Director. He was also Siping Juyuan’s Deputy Financial Director and CFO Assistant. From 1993 to 1999, Mr. Xu worked as an account at Siping Jiuyuan Heat Exchange Equipment Co., Ltd. Mr. Xu holds a Bachelor’s Degree in Accounting from Jilin Industry University.

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

Mr. Wenquan Tao. Mr. Tao became a member of our Board of Directors on September 25, 2009. Mr. Tao has been working as a professor at School of Energy & Power Engineering of Xi’an Jiaotong University since 1986. Mr. Tao is currently an academician of the Chinese Academy of Science, a member of the Advisory Board of Numerical Heat Transfer and a member of Editorial Board of Progress in Computational Fluid Dynamics. In addition, he is an associate editor of ASME Journal of Heat Transfer, associate editor of International Journal of Heat & Mass Transfer, and an associate editor of International Communications in Heat & Mass Transfer. In 2003, Mr. Tao was honored by the Ministry of Education of China as National Distinguished Professor. Mr. Tao graduated from Xi’an Jiaotong University with a M.S. and a B.S. in Power Machinery Engineering.

Mr. Jingxun Chen. Mr. Chen became a member of our Board of Directors on March 15, 2012. Mr. Chen has around 15 years’ accounting and auditing experience, from which he has gained extensive knowledge of China, US, Hong Kong and International Financial Reporting Standards. After beginning his career as an Auditor with PricewaterhouseCoopers in 1997, he was promoted to Senior Auditor in 1999 and remained with PwC until 2004, when he joined Schwartz Levitsky Feldman LLP as Senior Auditor. In 2006, Mr. Chen joined NASDAQ-listed China BAK Battery, Inc., where he offers strategic counsel on finance and accounting related matters in his role as Financial Consultant. Mr. Chen holds a bachelor’s degree in Accounting and Auditing from Shenzhen University, China.

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

Mr. Youjun Lian. Mr. Lian became a member of our Board of Directors on July 14, 2011. He is currently a member of China Law Society, the Director of Jilin Province Law Society, the Vice-President of Siping Law Society and is also a guest professor of Jilin Normal University School of Law. He has more than 30 years’ experience in the legal field. From 2001 to 2010, Mr. Lian worked as the Deputy Chief Judge in Siping Intermediate People’s Court, the Commissioner of Siping Siping Potical Consultative Conference and Deputy Director of Commission for Legal Affairs of Siping Potical Consultative Conference. From 1995 to 2001, he worked as the Commissioner of Siping National People’s Congress Standing Committee and Chairman of Committee for Internal and Judicial Affairs. From 1992 to 1995, Mr. Lian worked as the Presiding Judge of Lishu People’s Court. From 1976 to 1992, he worked as the Judge, Associate Chief Judge And Chief Judge Of Siping Intermediate People's Court. Mr. Lian graduated from Law School of Jilin University and holds a graduate degree.

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

Mr. Fucai Zhan. Mr. Zhan possesses over 15 years of experience in production, research and development, and sales. He joined Siping Junyuan in 1999 as Vice President of Sales and was appointed as Vice President of Research and Development in 2009. He contributes invaluable long-term knowledge of our business and operations to our Board.

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

Mr. Jingxun Chen. Mr. Chen has around 15 years’ accounting and auditing experience, from which he has gained extensive knowledge of China, US, Hong Kong and International Financial Reporting Standards. His extensive experience in the accounting and auditing fields and deep understanding of Chinese business and culture makes a valuable member of our Board.

Mr. To Tsang. Mr. Tsang has extensive knowledge of overseas capital markets and has advised various PRC companies on their pre-IPO restructurings, pre-IPO financing and securities offerings on the overseas capital markets and has advised on numerous reverse acquisitions of overseas public companies by PRC companies, making him a valuable member of our Board.

Mr. Youjun Lian. Mr. Lian has more than 30 years of experience in the legal field. He bring valuable legal expertise to our Board.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Except as set forth below, we believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2012.

During fiscal year 2012, Form 4’s were filed late by, Guohong Zhao, our Chairman and Chief Executive Officer, and Jinghua Zhao, a former 10% owner, and a Form 3 was filed late by Jingxun Chen, a director, due to administrative oversight.

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

Board Composition and Committees

The Company is governed by a Board of Directors that currently consists of seven members: Messrs. Guohong Zhao, Fucai Zhan, Wenquan Tao, Jingxun Chen, To Tsang, Youjun Lian and Ariel Poppel. Our “independent” directors, within the meaning of the NASDAQ Marketplace Rules, are Messrs. Wenquan Tao, Jingxun Chen, To Tsang, Youjun Lian and Ariel Poppel. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

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

Compensation Committee

Our Compensation Committee is currently composed of four members, Messrs. Wenquan Tao, Jingxun Chen, To Tsang and Youjun Lian, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Tsang serves as Chair of the Compensation Committee.

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

Governance and Nominating Committee

Our Governance and Nominating Committee is currently composed of four members, Messrs. Wenquan Tao, Jingxun Chen, To Tsang and Youjun Lian, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Tao serves as Chair of the Governance and Nominating Committee.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2012 and 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Guohong Zhao,	2012	16,819	-	-	-	-	16,819
Chief Executive Officer	2011	16,819	-	-	-	-	16,819

Employment Agreements

We do not have an employment agreement with any of our management.

We have not provide retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2012, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

The following table sets forth the total compensation earned by our directors for their services as directors during fiscal year ended December 31, 2012:

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Guohong Zhao	-	-	-
Fucai Zhan	-	-	-
Wenquan Tao	24,000	-	24,000
Jingxun Chen	36,000	-	36,000
To Tsang	24,000	-	24,000
Youjun Lian	12,000	-	12,000
Ariel Poppel	-	-	-

(1) Mr. Haus resigned on March 9, 2012.

We entered into separate independent director contracts and indemnification agreements with each of Messrs. Wenquan Tao, William P. Haus and To Tsang. Under the terms of the independent director’s contracts, we agreed to pay Mr. Tao an annual fee of $24,000, Mr. Tsang an annual fee of $24,000, and Mr. Haus an annual fee of $36,000, as compensation for the services to be provided by them as independent directors. Under the terms of the indemnification agreements, we agreed to indemnify the independent director against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in our best interests.

We agreed to pay Mr. Jingxun Chen an annual fee of $36,000 as compensation for the services to be provided by him as independent director. We have not entered into independent director agreements or indemnification agreements with Mr. Poppel, Mr. Lian and Mr. Chen.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2013 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, THT Industrial Park, No. 5 Nanhuan Road, Tiexi District, Siping, Jilin Province, 136000, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Guohong Zhao	Chairman and CEO	Common Stock	4,559,214	22.3%
Zhigang Xu	Interim Chief Financial Officer	Common Stock	0	*
Yue Cui	VP of Production	Common Stock	0	*
Fucai Zhan	VP of R&D and Director	Common Stock	0	*
Wenquan Tao	Director	Common Stock	0	*
Jingxun Chen	Director	Common Stock	24,667	*
To Tsang	Director	Common Stock	0	*
Youjun Lian	Director	Common Stock	0	*
Ariel Poppel	Director	Common Stock	0	*
All officers and directors as a group (9 persons named above)		Common Stock	4,583,881	22.4%
5% Security Holders
Guohong Zhao		Common Stock	4,217,804	20.62%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 20,453,500 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 31, 2013. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

We are not aware of any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

There have been no transactions since the beginning of the 2012 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Audit Fees	$33,381	$129,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$33,381	$129,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by MaloneBailey LLP for our financial statements as of and for the year ended December 31, 2012.

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

Date: April 1, 2013

THT HEAT TRANSFER TECHNOLOGY, INC.

By:	/s/ Guohong Zhao
Guohong Zhao
Chief Executive Officer

By:	/s/ Zhigang Xu
Zhigang Xu
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guohong Zhao	Chairman and Chief Executive Officer	April 1, 2013
Guohong Zhao	(Principal Executive Officer)

/s/ Zhigang Xu	Interim Chief Financial Officer	April 1, 2013
Zhigang Xu	(Principal Financial and Accounting Officer)

/s/ Fucai Zhan	Director	April 1, 2013
Fucai Zhan

/s/ Wenquan Tao	Director	April 1, 2013
Wenquan Tao

/s/ Jingxun Chen	Director	April 1, 2013
Jingxun Chen

/s/ To Tsang	Director	April 1, 2013
To Tsang

/s/ Youjun Lian	Director	April 1, 2013
Youjun Lian

/s/ Ariel Poppel	Director	April 1, 2013
Ariel Poppel

THT Heat Transfer Technology, Inc.

Consolidated Financial Statements
For the year ended December 31, 2012
(Stated in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
THT Heat Transfer Technology, Inc.

We have audited the accompanying consolidated balance sheet of THT Heat Transfer Technology, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2012 and the consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THT Heat Transfer Technology, Inc. and its subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
THT Heat Transfer Technology, Inc.

We have audited the accompanying consolidated balance sheet of THT Heat Transfer Technology, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2011 and the related consolidated statements of operations and comprehensive income, change in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements and the financial statement footnotes are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THT Heat Transfer Technology, Inc. as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement footnotes, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ PKF Hong Kong, LLP
Hong Kong
April 1, 2013

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	As of December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$10,703,199	$7,340,068
Restricted cash	1,837,593	1,725,546
Counter guarantee receivable	237,771	235,676
Trade receivables, net	37,683,275	33,573,223
Bills receivable	2,452,478	1,415,890
Other receivables, prepayments and deposits, net	11,193,541	7,859,563
Inventories, net	31,892,204	32,531,053
Deferred tax assets	164,577	251,561
Total Current Assets	96,164,638	84,932,580

Retention receivable	1,237,473	1,184,382
Counter guarantee receivable	237,771	235,676
Property, plant and equipment, net	7,707,564	7,703,607
Deposits for acquisition of property, plant and equipment	-	345,658
Land use rights, net	6,121,456	1,019,045
Deposits for land use right	-	4,389,330
TOTAL ASSETS	$111,468,902	$99,810,278

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	7,721,067	6,619,676
Other payables and accrued liabilities	22,841,489	15,853,810
Income tax payable	615,800	1,389,140
Short-term bank loans	18,704,625	16,183,051
Current maturities of long-term loan	1,902,165	1,885,404
Total Current Liabilities	51,785,146	41,931,081

Non-current liabilities
Long-term loan	951,083	2,828,106
Total Long-term Liabilities	951,083	2,828,106

Total Liabilities	52,736,229	44,759,187

SHAREHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share Authorized 10,000,000 shares, none issued and outstanding Common stock : par value $0.001 per share Authorized 190,000,000 shares in 2012 and 2011; issued and outstanding 20,453,500 shares in 2012 and 2011	20,454	20,454
Additional paid-in capital	27,396,455	27,396,455
Statutory reserve	3,295,014	2,979,827
Retained earnings	24,345,681	21,497,843
Accumulated other comprehensive income	4,253,693	3,721,877
Total THT Heat Transfer Technology Inc. stockholders’ equity	59,311,297	55,616,456
Noncontrolling interest	(578,624)	(565,365)
TOTAL SHAREHOLDERS’ EQUITY	58,732,673	55,051,091

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,468,902	$99,810,278

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	For the Years Ended December 31,
	2012	2011

Sales revenue	$62,770,692	$57,741,288
Cost of revenue	(41,118,573)	(32,501,171)
Gross Profit	21,652,119	25,240,117

Operating expenses
Administrative expenses	5,910,211	5,615,566
Research and development expenses	2,230,364	1,754,965
Selling expenses	8,195,117	8,532,879
Total Operating Expenses	16,335,692	15,903,410

Income from operations	5,316,427	9,336,707

Other Income (Expenses)
Interest income	28,245	56,080
Other income	524,463	796,893
Finance costs	(1,814,313)	(1,121,133)
Other expense	(175,538)	-
Total Other Expenses	(1,437,143)	(268,160)

Income before income taxes and noncontrolling interests	3,879,284	9,068,547
Income tax expenses	(699,950)	(1,619,776)
Net Income	3,179,334	7,448,771
Net (income) loss attributable to noncontrolling interests	(16,309)	454,305
Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$3,163,025	$7,903,076

Net Income	3,179,334	7,448,771
Other Comprehensive Income

Foreign currency translation adjustments	502,248	1,710,758
Comprehensive Income	3,681,582	9,159,529
Comprehensive (income) loss attributable to noncontrolling interests	(13,259)	503,474
Comprehensive income attributable to THT Heat Transfer Technology, Inc. common stockholders	$3,668,323	$9,663,003

Earnings per share attributable to THT Heat Transfer Technology, Inc. common stockholders
Basic and diluted	$0.15	$0.39
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statement of Shareholders’ Equity
(Stated in US dollars)

	THT Heat Transfer Technology, Inc.
					Accumulated
	Common Stock				Other			Total
			Additional Paid-in		Comprehensive		Noncontrolling	Shareholders'
	No. of Shares	Amount	Capital	Statutory Reserve	Income	Retained Earnings	Interest	Equity
Balance, January 1, 2011	20,453,500	$20,454	$27,396,455	$1,902,632	$$1,961,950	$14,671,962	$(61,891)	$45,891,562

Net income (loss)						7,903,076	(454,305)	7,448,771
Foreign currency translation adjustments					1,759,927		(49,169)	1,710,758
Appropriation to reserve				1,077,195		(1,077,195)

Balance, December 31, 2011	20,453,500	$20,454	$27,396,455	$2,979,827	$3,721,877	$21,497,843	$(565,365)	$55,051,091

Net income						3,163,025	16,309	3,179,334
Foreign currency translation adjustment					531,816		(29,568)	502,248
Appropriation to reserve				315,187		(315,187)

Balance, December 31, 2012	20,453,500	$20,454	$27,396,455	$3,295,014	$4,253,693	$24,345,681	$(578,624)	$58,732,673

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	For the Years Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$3,179,334 $	7,448,771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,157,147	954,218
Deferred tax assets	89,178	(81,100)
Allowance for doubtful accounts	2,081,818	614,549
Changes in operating assets and liabilities:
Restricted cash	(96,661)	11,786
Trade receivables	(5,891,584)	(7,501,185)
Bills receivable	(1,023,511)	(914,328)
Other receivables, prepayments and deposits	(3,262,548)	(2,611,237)
Inventories	927,608	(18,027,228)
Retention receivable	(42,541)	270,421
Trade payables	1,042,045	3,653,116
Other payables and accrued expenses	6,844,002	3,172,581
Tax payable	(785,315)	(40,511)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,218,972	(13,050,147)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(669,924)	(1,583,786)
Payments to acquire land use rights	(738,845)	-
Deposits paid for acquisition of land use rights	-	(4,315,550)
Deposits paid for acquisition of property, plant and equipment	-	(339,847)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,408,769)	(6,239,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	20,137,483	20,545,308
Repayment of bank loans	(17,760,911)	(10,813,320)
Repayment of long-term loan	(1,901,257)	(1,699,236)
Payment for counter guarantee receivables	-	(463,428)
Refund of counter guarantee receivables	-	216,266
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	475,315	7,785,590
Effect of foreign currency translation on cash and cash equivalents	77,613	405,378

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,363,131	(11,098,362)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$7,340,068	$18,438,430

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,703,199	$7,340,068

Supplementary Disclosures for Cash Flow Information:
Interest paid	$1,608,303	$998,428
Income taxes paid	$1,479,269	$1,689,202

The accompanying notes are an integrated part of these consolidated financial statements

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

Noncontrolling interest

Noncontrolling interest on the consolidated balance sheets is resulted from the consolidation of Beijing Juyuan, a 75% owned subsidiary, and Tianjin Juyuan, a 99.5% owned subsidiary prior to September 22, 2011.

Noncontrolling interest on the consolidated statements represents the minority stockholders’ proportionate share of the net income/losses of above subsidiaries.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, bills receivable, restricted cash, and trade and other receivables. As of December 31, 2012 and 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the years ended December 31, 2012 and 2011, the Company did not have any customers which contributed 10% or more to the Company’s sales revenue.

As of December 31, 2012 and 2011, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid short-term deposits which are unrestricted as to withdrawal and use, and which have maturities of three months or less when purchased.

Restricted cash

Restricted cash is recorded as an asset when the Company deposits cash in bank to pledge the performance bonds issued by the banks when requested by the Company’s customers under their sales contracts, separately from cash and cash equivalents.

Receivables and allowance for doubtful debts

Receivables are stated at cost, net of an allowance for doubtful debts. The Company establishes an allowance for doubtful debts based on management’s assessment of the collectability of trade receivables and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

Retention receivable

Retention receivable is the amount withheld by a customer until the warranty period is over. Retention receivables which were expected to be collected within one year of $7,903,588 and $6,074,715 were included in the balance of trade receivables as of December 31, 2012 and 2011, respectively. Retention receivables which were expected to be collected after one year of $1,237,473 and $1,184,382 were presented separately as non-current assets.

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

Depreciation is provided on the straight-line basis (after taking into account the respective estimated residual values) over the estimated useful lives of property, plant and equipment. The principal useful lives and residual value are as follows:

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2012 and 2011.

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

There were no sales returns and allowances for the years ended December 31, 2012 and 2011. The Company does not provide unconditional right of return, pricing protection or any other concessions to its customers. Generally, the Company provides free after-sale service for a period ranging from half year to 1 year. After-sale expense was $87,844 and $82,789 for the years ended December 31, 2012 and 2011, respectively.

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

Rental expenses under operating leases were $13,966 and $84,424 for the years ended December 31, 2012 and 2011, respectively.

Selling expenses

Selling expenses consist primarily of advertising, salaries and transportation costs incurred during the selling activities.

Advertising, transportation, research and development expenses

Advertising, transportation, research and development expenses are charged to expense as incurred.

Advertising costs amounting to $19,805 and $4,043 for the years ended December 31, 2012 and 2011, respectively, are included in selling expenses.

Transportation expenses amounting to $2,103,297 and $1,103,090 for the years ended December 31, 2012 and 2011, respectively, are included in selling expenses.

Research and development costs are expenses as incurred. Research and development costs for the year ended December 31, 2012 and 2011 were $2,230,364 and $1,754,965, respectively.

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

Comprehensive income

Pursuant to ASC 220, “Comprehensive Income”, which establish standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2012 and 2011, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

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

For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into USD. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulated other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2012 and 2011 were RMB1 for $0.1585 and $0.1571, respectively. The average exchange rates for the years ended December 31, 2012 and 2011 were RMB1 for $0.1584 and $0.1545, respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to USD after the balance sheet date.

Fair value of financial instruments

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.

As of December 31, 2012 and 2011, the carrying amounts of the Company’s financial assets and liabilities (including the current maturity of long-term loan) approximated their fair values due to short maturities or the applicable interest rates approximate the current market rates.

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

Recently issued accounting pronouncements

In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial statements.

4.	Restricted cash

	As of December 31,
	2012	2011

Bank deposits held as collateral for performance bonds issued by the banks to customers	$1,837,593	$1,725,546

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.	Trade receivables, net

	As of December 31,
	2012	2011

Trade receivables	41,810,915	35,600,032
Allowance for doubtful accounts	(4,127,640)	(2,026,809)

	37,683,275	33,573,223

As of December 31, 2012 and 2011, the Company’s trade receivables of $9,510,826 and $5,421,295, respectively, were pledged as collateral under certain loan arrangements (see Note 12).

An analysis of the allowance for doubtful accounts for the years ended December 31, 2012 and 2011 is as follows :

	Year ended December 31,
	2012	2011

Balance at beginning of year	$2,026,809	$1,353,375
Addition of bad debt expense, net	2,081,818	614,549
Translation adjustments	19,013	58,885

Balance at end of year	$4,127,640	$2,026,809

6.	Other receivables, prepayments and deposits

	As of December 31,
	2012	2011

Advances to employees	$4,076,921	$2,201,875
Deposits for public bid	1,163,751	953,444
Prepayments to suppliers	5,465,808	3,284,002
VAT receivable	-	1,199,778
Other receivables	560,468	293,224

	11,266,948	7,932,323
Allowance for doubtful accounts	(73,407)	(72,760)

	$11,193,541	$7,859,563

The advances to employees mainly represent advances for handling selling and logistic activities for the Company in the ordinary course of business. The advances to employees also include advance to Mr. Zhao in the amount of $159,158 as of December 31, 2012 for the same business purpose.

No further allowance for doubtful accounts was provided during the year ended December 31, 2012 and 2011.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

7.	Inventories

	As of December 31,
	2012	2011

Raw materials	$4,434,338	$6,198,179
Work-in-progress	26,912,452	25,791,085
Finished goods	564,755	560,959

	31,911,545	32,550,223
Allowance for obsolete inventories	(19,341)	(19,170)

	$31,892,204	$32,531,053

No further allowance for obsolete inventories was provided during the year ended December 31, 2012 and 2011.

As of December 31, 2012, the inventory of $0 (2011: $3,456,574) was pledged under certain loan agreements (see Note 13).

8.	Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

No provision for U.S. federal and state incomes taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $24.8 million and $21.9 million at December 31, 2012 and 2011, respectively. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

HK

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5% . No provision for Hong Kong profits tax has been made as Star Wealth had no taxable income during the reporting periods.

PRC

Siping Juyuan, Beijing Juyuan and Tianjin Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan, being a Sino-foreign joint venture enterprise, is entitled to two years’ EIT exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in the fiscal year 2008 and Beijing Juyuan was subject to EIT at the rate of 12.5% during the years ended December 31, 2012 and 2011.

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan refund of value-added tax paid during the reporting periods (see Note 16).

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

The components of the provision for income taxes are:

	Year ended December 31,
	2012	2011

Current taxes	$699,950	$1,700,876
Deferred taxes	-	(81,100)

	$699,950	$1,619,776

The effective income tax expense differs from the PRC statutory income tax rate of 25% for the years ended December 31, 2012 and 2011 as follows:

	Year ended December 31,
	2012	2011

Provision for income taxes at applicable tax rate	$961,456	$2,267,137
Non-taxable items for tax	(57,302)	(80,101)
Non-deductible items for tax	585,374	226,387

Additional deduction from tax bureau on research and development expenses and salary for disabled workers	(336,466)	(278,565)
Preferential Tax Rate	(461,225)	(741,578)
Valuation allowance	2,116	226,496

Income tax expense	$699,950	$1,619,776

The amount of benefit from Preferential Tax Rate was $461,225 and $741,578 for the years ended December 31, 2012 and 2011, respectively, and the effect on earnings per share was $0.02 and $0.04, respectively.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2012 and 2011.

Deferred tax assets as of December 31, 2012 and 2011 are composed of the following :

	As of December 31,
	2012	2011
Short-term
Allowance for doubtful accounts	$477,751	$166,193
Allowance for obsolete inventories	2,876	2,876
Deferred income	-	82,492
Valuation allowances	(316,050)	-
	164,577	251,561
Long-term
Net operating loss carried forward	455,348	384,594
Valuation allowances	(455,348)	(384,594)

Total deferred tax assets	$164,577	$251,561

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	Income taxes (Cont’d)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized.

9.	Property, plant and equipment, net

	As of December 31,
	2012	2011
Cost :
Buildings	$6,188,121	$6,133,593
Plant and machinery	5,133,895	4,275,088
Office equipment	798,864	715,153
Motor vehicles	484,898	388,052

	12,605,778	11,511,886
Accumulated depreciation	(4,925,637)	(3,808,279)
Construction in progress	27,423	-

Net	$7,707,564	$7,703,607

During the reporting periods, depreciation is included in:

	Year ended December 31,
	2012	2011

Cost of sales and overheads of inventories	$539,505	$447,223
Research and development expenses	210,802	295,590
Administrative expenses	332,678	189,456

	$1,082,985	$932,269

During the years ended December 31, 2012 and 2011, depreciation expense amounted to $1,082,985 and $932,269, respectively.

As of December 31, 2012 and 2011, property, plant and equipment with net book values of $5,096,108 and $706,695, respectively, were pledged as collateral under certain loan arrangements (see Note 12 and 13).

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

10.	Intangible assets

	As of December 31,
	2012	2011

Land use rights	$6,284,176	$1,106,788
Accumulated amortization	(162,720)	(87,743)

	$6,121,456	$1,019,045

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of December 31, 2012 and 2011, certain land use rights were pledged as collateral under certain loan arrangements (see Note 12).

During the years ended December 31, 2012 and 2011, amortization expense amounted to $74,162 and $21,949, respectively. The estimated amortization expense for each of the five succeeding years from 2012 is approximately $125,624 each year.

11.	Other payables and accrued expenses

	As of December 31,
	2012	2011

Accrued audit fee	$-	$105,000
Receipt in advance from customers	15,571,736	11,003,379
Pension payable	569,522	631,506
Salaries payable	350,976	417,726
Other payables and accrued expenses	6,349,255	3,696,199

	$22,841,489	$15,853,810

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third party insurances and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Included in other payables as of December 31, 2012 and 2011 was an amount of $3,453,778 and $3,237,831 respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project and other new project. The project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

12.	Short-term bank loans

	As of December 31,
	2012	2011

Secured bank loans	$15,534,350	$13,826,296
Unsecured bank loans	3,170,275	2,356,755

	18,704,625	$16,183,051

All bank loans are repayable within one year and carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

The secured bank loans were secured by the following assets of the Company:

	As of December 31,
	2012	2011

Trade receivables (Note 5)	$9,510,826	$5,421,295
Property, plant and equipment (Note 9)	5,096,108	-
Land use rights (Note 10)	1,452,441	1,019,045

	$16,059,375	$6,440,340

The unsecured bank loans as of December 31, 2012 and 2011 were guaranteed by Mr. Zhao and the non-related parties who received 2% to 2.5% of the loan balance as compensation for acting as guarantors for the Company.

During the reporting periods, there was no covenant requirement under the bank loans granted to the Company.

13.	Long-term loan

The loan is borrowed from a non-financial institution, bearing interest at an annual rate of 15% over of the benchmark rate of the PBOC for three-year long-term loans and guaranteed by a third party.

The loans were secured by the following assets of the Company:

	As of December 31,
	2012	2011

Property, plant and equipment (Note 9)	$-	$706,695
Inventories (Note 7)	-	3,456,574

	$-	$4,163,269

As a condition of guarantee agreements mentioned above, the Company made the counter guarantee deposits to the guarantors of $475,542 and $471,352 as of December 31, 2012 and 2011, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans. As of the filing date, guarantee deposit of $237,771 has been received by the Company.

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

In connection with the offering of shares under the private placement, 222,675 warrants were issued to the financial advisor on December 7, 2010, as partial compensation for services, to purchase an aggregate of 222,675 shares of common stock of the Company, representing 5% of the offered shares. The warrants have a term of three years and are exercisable from the first anniversary of the issuance and have an exercise price of $3.84. The fair value of these warrants was $26,743 and they were outstanding as of December 31, 2012.

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

Beijing Juyuan did not make any appropriation to statutory reserve as it incurred losses for the years.

16.	Other income

	Year ended December 31,
	2012	2011

Refund of value-added tax under Tax Concession	$229,207	$297,817
Sales of scrapped materials	207,560	292,669
Government grants	20,597	146,598
Other income	67,099	59,809

	$524,463	$796,893

17.	Finance costs

	Year ended December 31,
	2012	2011

Interest expense	$1,608,303	$998,428
Bank charges and net exchange loss	206,010	122,705

	$1,814,313	$1,121,133

18.	Earnings per share

The basic earnings per share is calculated using the net income attributable to the Company’s common stockholders and the weighted average number of shares outstanding during the reporting periods. All share and per share data reflects the recapitalization as if it occurred as of the beginning of the first period presented.

As of December 31, 2012, the warrant shares issued to the financial advisor were outstanding and anti-dilutive. There were no dilutive instruments as of December 31, 2012 and 2011. Accordingly, the basic and diluted earnings per share are the same for both the reporting periods.

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

If prior to the second anniversary of the filing of either of the 2010 Annual Report or 2011 Annual Report (as applicable), the Company or their auditor’s report or recognize that the financial statements contained in such report are subject to amendment or restatement such that the Company would recognize or report adjusted ATNI of less than either of the 2010 Guaranteed ATNI or the 2011 Guaranteed ATNI (as applicable), then notwithstanding any prior return of 2010 Make Good Shares and 2011 Make Good Shares to the Pledgor, the Pledgor shall , within 10 business days following the earlier of the filing of such amendment or restatement or recognition, deliver the relevant 2010 Make Good Shares and 2011 Make Good Shares to the Investors without any further action on the part of the Investors.

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

As the target was met for the 2010 Guaranteed ATNI, 50% of the Escrow Shares or 1,000,000 shares were returned to stockholders during the year. As the Company has not met the 2011 Guarantee ATNI, the pledgor is required to transfer the 2011 Make Good Shares to the investors on a pro-rata basis. On March 13, 2013, the pledgor transferred a total of 341,410 shares to the investors pursuant to the Make Good Escrow Agreement, as amended.

For assessing the impact of the 2011 Make Good Shares in 2012, we have used the estimated number of shares to be paid out (341,410 shares) using the actual shortfall net income pro-rated by the number of shares held in escrow.

	As at and for the three-month period ended (amounts in USD)

	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Closing share price	1.42	1.86	0.91	1.18
Marked to market gain/(loss)	(174,119)	(150,221)	324,340	(92,181)

Our analysis is as follows:

	As at and for the three-month period ended

	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Income from operations	844,381	1,829,244	846,737	1,796,065
Shareholders’ equity	56,005,544	57,477,115	57,907,060	58,732,673
Total assets	97,058,938	103,917,252	114,255,445	111,468,902
Earnings per share	0.03	0.07	0.02	0.15
Weighted average shares	20,453,500	20,453,500	20,453,500	20,453,500

Percentage deviation based on calculated market to market gain/(loss) for each of the three month period for the year ended December 31, 2012 is as follows:

	As at and for the three-month period ended

	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Based on operating income	20.62%	8.21%	38.30%	5.13%
Based on equity	0.31%	0.26%	0.56%	0.16%
Based on total assets	0.18%	0.14%	0.28%	0.08%
Based on EPS	28.38%	10.49%	79.29%	3.00%

We believe that investors and analysts generally use some measure of operating income or net income to evaluate the performance of the Company. Although the impact to net income for several quarters in the periods assessed reflected an impact that exceeded 5%, we looked to the guidance in paragraph 29 of APB Opinion 28 to conclude that such impact was not material. Nonetheless, as there is no quantitative rule of thumb as to when a change is material, we also made a qualitative assessment of the materiality of the error in accordance with SAB 99.

Although we believe that investors and analysts generally use some measure of operating income or net income to evaluate performance of the Company, we do not believe the non-recognition of mark to market gain masks any trends in those measures or that the effect of recognition of the financial liability distorts historical trends in these performance measures. Additionally, the non-recognition of the marked to market gain and financial liability does not improve any negative performance measure in our statement of comprehensive income, such as turning any losses into income or otherwise.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Additionally, the non-recognition of the liability and the resulting marked to market gains had no effect on management compensation, (e.g., it had no impact on whether or not earnings targets or performance thresholds were met nor did it affect eligibility for, or the award (or lack of award) of any bonus, equity or other compensation). No member of management received any special compensation in connection with our quarterly and annual results.

We also considered the potential effect of the disclosure of the information on the market. We believe that all the relevant information relating to the Make Good Escrow Arrangement had been disclosed in the previous financial reports. As this was a one-time event related solely to the make good escrow arrangement between Mr. Zhao and the new investors and is unrelated to the fundamentals of our business or any segment or other portion of our business that plays a role in our ongoing operations or profitability, we did not expect that the additional information on the liability and the resulting marked to market gains calculated according to ASC 480-10-25-14 would result in significant positive or negative market reaction.

Based on such analysis, we believe that the difference between recognition and non-recognition of the liability and the resulting marked to market gain for both years are not qualitatively material to the respective financial statements taken as a whole, nor would the recognition or non-recognition of the deviation affect the judgment of a reasonable person relying on our financial information prepared in accordance with US GAAP.

20.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $241,305 and $186,957 for the years ended December 31, 2012, and 2011, respectively.

21.	Commitments and contingencies

Capital commitment

As at December 31, 2012 and 2011, the Company had capital commitments $Nil and $317,342, respectively, in respect of the construction of the Company’s campus and factory and for purchase of machineries that were contracted for but not provided in the consolidated financial statements.

Contingencies

As of December 31, 2012 and 2011, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

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

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of December 31, 2012 and 2011 respectively. The Company believes that a reasonable estimate of the possible loss range from $Nil to approximately $1,757,000 as of December 31, 2012 (2011: from $Nil to approximately $1,741,000).

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

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”. The Company’s sales revenues by products for the years ended December 31, 2012 and 2011 were as follows :

	Year ended December 31,
	2012	%	2011	%

Plate heat exchanger	$24,232,037	39	$29,867,262	52
Heat exchange unit	24,571,248	39	12,365,970	21
Air-cooled heat exchanger	1,730,094	3	3,466,342	6
Shell-and-tube heat exchanger	5,978,256	9	6,276,527	11
Others	6,259,057	10	5,765,187	10

	$62,770,692	100	$57,741,288	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

23.	Related party transactions

Apart from the transactions as disclosed in Note 6 and Note 12 to the consolidated financial statements, the Company had no other material transactions carried out with its related parties during the reporting periods.

24.	Subsequent events

Siping Juyuan entered into a share transfer agreement dated May 10, 2012 (the "Share Transfer Agreement") relating to the acquisition of the remaining 25% equity ownership interest in Beijing Juyuan from Hanyang International GmbH (“Hanyang”). The purchase price for this 25% equity interest is RMB 2.5 million (approximately $402,325). The purchase price must be paid by the Company in one lump sum on or before April 30, 2013. Under applicable PRC law, the acquisition of the 25% equity interest in Beijing Juyuan must be approved by appropriate foreign investment approval authority, and then registered with a competent branch of the State Administration of Industry and Commerce. Failure to obtain these necessary approvals or to pay the purchase price may result in the unwinding of the acquisition. The Company obtained all the required PRC regulatory approvals and registrations by March 21, 2013, and expects the acquisition to be consummated on or before April 30, 2013.

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

10.7

Independent Director Agreement, dated as of September 25, 2009, by and between the Company and To Tsang [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

10.8

Indemnification Agreement, dated as of September 25, 2009, by and between the Company and Wenquan Tao [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

10.9

Indemnification Agreement, dated as of September 25, 2009, by and between the Company and To Tsang [incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

10.10*	Share Transfer Agreement, dated as of May 10, 2012, by and between Siping Juyuan and Hanyang International GmbH.
14	Code of Ethics [incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

Exhibit No.	Description
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K filed on March 28, 2011)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter [incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
99.2	Compensation Committee Charter [incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
99.3	Governance and Nominating Committee Charter [incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith.