Form 10-Q
period 2013-03-31
THT Heat Transfer Technology, Inc.
filed 2013-05-14
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended March 31, 2013

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Contents	Page(s)
Consolidated Statements of Income and Comprehensive Income	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4 - F-9

  THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,379,938	$10,703,199
Restricted cash	1,602,607	1,837,593
Counter guarantee receivable	-	237,771
Trade receivables, net	33,667,444	37,683,275
Bills receivable	4,161,055	2,452,478
Other receivables, prepayments and deposits, net	14,057,617	11,193,541
Inventories, net	35,038,224	31,892,204
Deferred tax assets	165,482	164,577
Total Current Assets	97,072,367	96,164,638

Retention receivable	999,818	1,237,473
Counter guarantee receivable	239,078	237,771
Property, plant and equipment, net	7,489,646	7,707,564
Land use rights, net	6,123,475	6,121,456
TOTAL ASSETS	$111,924,384	$111,468,902

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	7,186,558	7,721,067
Other payables and accrued liabilities	23,140,777	22,841,489
Income tax payable	527,635	615,800
Short-term bank loans	18,807,478	18,704,625
Current maturities of long-term loan	1,912,625	1,902,165
Total Current Liabilities	51,575,073	51,785,146
Non-current liabilities
Long-term loan	956,312	951,083
Total Long-term Liabilities	956,312	951,083

Total Liabilities	52,531,385	52,736,229

SHAREHOLDERS’ EQUITY

Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at March 31, 2013 and December 31, 2012	20,454	20,454
Additional paid-in capital	27,396,455	27,396,455
Statutory reserve	3,319,901	3,295,014
Retained earnings	24,634,457	24,345,681
Accumulated other comprehensive income	4,605,939	4,253,693
Total THT Heat Transfer Technology Inc. stockholders’ equity	59,977,206	59,311,297
Noncontrolling interests	(584,207)	(578,624)
TOTAL SHAREHOLDERS’ EQUITY	59,392,999	58,732,673
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,924,384	$111,468,902

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)
(Unaudited)

	For Three Months Ended March 31,
	2013	2012

Sales revenue	$7,910,435	$11,449,425
Cost of revenue	(4,919,837)	(6,843,635)
Gross Profit	2,990,598	4,605,790

Operating expenses
Administrative expenses	1,031,114	1,252,829
Research and development expenses	208,786	253,983
Selling expenses	1,042,664	2,254,597
Total Operating Expenses	2,282,564	3,761,409

Income from operations	708,034	844,381

Other Income (Expenses)
Interest income	9,593	8,278
Other income	131,231	229,461
Finance costs	(452,423)	(401,450)
Other expense	(565)
Total Other Expense	(312,164)	(163,711)

Income before income taxes and noncontrolling interests	395,870	680,670
Income tax expenses	(60,388)	(75,964)
Net Income	335,482	604,706
Net income attributable to noncontrolling interests	(21,819)	(47,527)
Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$313,663	$557,179

Net Income	335,482	604,706
Other Comprehensive Income
Foreign currency translation adjustments	324,844	349,747
Comprehensive Income	660,326	954,453
Comprehensive (income) loss attributable to noncontrolling interests	5,583	(43,960)
Comprehensive income attributable to THT Heat Transfer Technology, Inc. common stockholders	$665,909	$910,493

Earnings per share attributable to THT Heat Transfer Technology, Inc. common stockholders
Basic and diluted	$0.02	$0.03
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$335,482	$604,706
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	296,595	303,818
Allowance for doubtful accounts	(40,660)	158,200
Changes in operating assets and liabilities:
Trade receivables	4,497,607	(256,204)
Bills receivable	(1,693,125)	(187,499)
Other receivables, prepayments and deposits	(2,799,274)	(2,308,416)
Inventories	(2,967,206)	525,748
Retention receivable	244,176	(23,639)
Trade payables	(576,296)	(2,697,582)
Other payables and accrued expenses	173,486	(1,242,193)
Tax payable	(91,445)	(48,693)
NET CASH USED IN OPERATING ACTIVITIES	(2,620,660)	(5,171,754)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	244,806	(341,644)
Payments to acquire property, plant and equipment	(4,992)	(18,748)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	239,814	(360,392)

Effect of foreign currency translation on cash and cash equivalents	57,585	55,243

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,323,261)	(5,476,903)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$10,703,199	$7,340,068

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,379,938	$1,863,165

Supplementary Disclosures for Cash Flow Information:
Interest paid	$354,332	$396,049
Income taxes paid	$138,804	$124,657

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

1.	Corporate information

THT Heat Transfer Technology, Inc. (the “Company” or “THT” or the “Surviving Corporation”) is a Nevada corporation with major operations in China. The Company’s shares are quoted for trading on the Nasdaq Global Market in the United States.

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

3.	Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto for the year ended December 31, 2012 filed with the SEC in the Company’s Form 10-K on April 1, 2013.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter- company balances and transactions have been eliminated on consolidation.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of March 31, 2013 and December 31, 2012, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies(cont’d)

Noncontrolling interests

As at March 31, 2013, non-controlling interest on the consolidated balance sheets resulted from the consolidation of 75% owned subsidiaries, Beijing Juyuan.

The schedule below illustrates the movements in the non-controlling interests:

	Three months ended
	March 31
	(Unaudited)
	2013	2012

Balance at beginning of period	$(578,624)	$(565,365)
Net income attributable to non-controlling interests	21,819	47,527
Foreign currency translation adjustments	(27,402)	(3,567)

Balance at end of period	$(584,207)	$(521,405)

Reclassifications

Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform to the presentation of the current period for the comparative purposes.

Recently issued accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments in this update will be effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company adopted this pronouncement effective January 1, 2013 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. These amendments provide guidance on releasing Cumulative Translation Adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of CTA in partial sales of equity method investments and in step acquisitions. For public entities, the amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Trade receivables, net

	March 31,	December 31,
	2013	2012
	(Unaudited)

Trade receivables	$37,777,073	$41,810,915
Less : Allowance for doubtful accounts	(4,109,629)	(4,127,640)

	$33,667,444	$37,683,275

As of March 31, 2013 and December 31, 2012, the Company’s trade receivables of $9,563,125 and $9,510,826, respectively, were pledged as collateral under certain loan and guarantee arrangements (see Note 9).

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended
	March 31,
	(Unaudited)
	2013	2012

Balance at beginning of period	$4,127,640	$2,026,809
Provision for (reversal of) doubtful accounts	(40,660)	158,200
Translation adjustments	22,650	12,581

Balance at end of period	$4,109,629	$2,197,590

5.	Inventories, net

	March 31,	December 31,
	2013	2012
	(Unaudited)

Raw materials	$6,965,181	$4,434,338
Work-in-progress	27,250,916	26,912,452
Finished goods	841,574	564,755

	35,057,671	31,911,545
Allowance for obsolete inventories	(19,447)	(19,341)

	$35,038,224	$31,892,204

No further allowance for obsolete inventories was recognized during the three months ended March 31, 2013 and 2012.

As of March 31, 2013 and December 31, 2012, the inventory of $3.5 million was pledged under certain loan agreements (see Note 10).

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Income tax

The effective tax rate is 15% and 11% for the three months periods ended March 31, 2013 and March 31, 2012, respectively.

7.	Property, plant and equipment, net

As of March 31, 2013 and December 31, 2012, property, plant and equipment with net book values $5,124,131 and $5,096,108, respectively, were pledged as collateral under certain loan arrangements (Note 9).

8.	Land use rights

As of March 31, 2013 and December 31, 2012, certain land use rights were pledged as collateral under certain loan arrangements (Note 9).

During the three months ended March 31, 2013 and 2012, amortization amounted to $31,604 and $5,619 respectively.

9.	Short-term bank loans

	March 31,	December 31,
	2013	2012
	(Unaudited)

Secured bank loans	$15,619,770	$15,534,350
Unsecured bank loans	3,187,708	3,170,275

	$18,807,478	$18,704,625

All bank loans are repayable within one year and carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Trade receivables (Note 4)	$9,563,125	$9,510,826
Property, plant and equipment (Note 7)	5,124,131	5,096,108
Land use rights (Note 8)	1,460,428	1,452,441

	$16,147,684	$16,059,375

The unsecured bank loans as of March 31, 2013 and December 31, 2012 were guaranteed by Mr. Zhao and certain third parties who received 2% to 2.5% of the loan balance as compensation for acting as guarantors for the Company. The Company also made the counter guarantee deposits to the guarantors of $0 and $237,771 as of March 31, 2013 and December 31, 2012, respectively.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

10.	Long-term loan

The loan is borrowed from a financial institution, bearing interest at an annual rate of 15% over the benchmark rate of the PBOC for the three-year long-term loans and guaranteed by a third party.

The secured bank loans were secured by the following assets of the Company:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Inventories (Note 5)	$3,506,479	$3,487,303

	$3,506,479	$3,487,303

As a condition the guarantees for the loans the Company paid 2.5% of the loan balance to the third party as compensation for acting as guarantor for the Company and made the counter guarantee deposits to the guarantor of $239,078 and $237,771 as of March 31, 2013 and December 31, 2012, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans.

During the three months ended March 31, 2013 and 2012, there was no other covenant requirement under the bank loans granted to the Company except that the inventory level cannot be lower than RMB 22 million (approximately $3.49 million) and RMB 22 million (approximately $3.51 million) during the loan period, respectively.

11.	Common stock warrants

As of March 31, 2013 and December 31, 2012, there were 222,675 warrants with an exercise price of $3.84 per share outstanding. No warrants were issued or cancelled during the three months ended March 31, 2013.

12.	Earnings per share

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

13.	Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”.

The Company’s sales revenues by products for the three months ended March 31, 2013 and 2012 were as follows :-

	Three months ended March 31,
	2013	%	2012	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$3,775,087	48	$5,114,689	45
Heat exchange unit	2,256,561	28	3,670,921	32
Air-cooled heat exchanger	701,003	9	482,240	4
Shell-and-tube heat exchanger	42,671	1	837,704	7
Others	1,135,113	14	1,343,871	12

	$7,910,435	100	$11,449,425	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

14.	Related party transactions

As of March 31, 2013 and December 31, 2012, the Company advanced $12,140 and $159,158 to Mr. Zhao for handling selling and logistic activities for the Company in the ordinary course of business, which was included in "Other receivables, prepayments and deposits, net".

15.	Acquisition of noncontrolling interests

Siping Juyuan entered into a share transfer agreement dated May 10, 2012 (the "Share Transfer Agreement") relating to the acquisition of the remaining 25% equity ownership interest in Beijing Juyuan from Hanyang International GmbH (“Hanyang”). The purchase price for this 25% equity interest is RMB 2.5 million (approximately $398,463). The purchase price is expected to be paid by the Company in one lump sum on or before April 30, 2013. Under applicable PRC law, the acquisition of the 25% equity interest in Beijing Juyuan must be approved by appropriate foreign investment approval authority, and then registered with a competent branch of the State Administration of Industry and Commerce. Failure to obtain these necessary approvals or to pay the purchase price may result in the unwinding of the acquisition. The Company obtained all the required PRC regulatory approvals and registrations by March 31, 2013. However, due to the system failure of the Administration of Exchange Control, the Company was unable to pay for the acquisition of 25% equity interest on time and expects to complete the acquisition on or before May 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Recent Developments

Because of the system failure of the Administration of Exchange Control, we were unable to pay for the acquisition of 25% equity interest of Hanyang Internaional GmbH on time and expect to complete the acquisition on or before May 31, 2013.

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first quarter of 2013:

  Sales revenue: Sales revenue decreased by $3.54 million, or 30.91%, to $7.91 million for the three months ended March 31, 2013, from $11.45 million for the same period in 2012.

  Gross profit: Gross profit decreased by $1.62 million, or 35.07%, to $2.99 million for the three months ended March 31, 2013, from $4.61 million for the same period in 2012. As a percentage of sales revenue, gross profit decreased by 2.42% to 37.81% for the three months ended March 31, 2013, from 40.23% for the same period in 2012.

  Net income attributable to common stockholders: Net income attributable to our common stockholders decreased by $0.24 million, or 43.70%, to $0.31 million for the three months ended March 31, 2013, from $0.56 million for the same period in 2012.

  Fully diluted net income per share: Fully diluted net income per share was $0.02 for the three months ended March 31, 2013, as compared to $0.03 for the same period in 2012.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended March 31,		$	%
	2013	2012	Change	Change
Sales revenue	$7,910,435	$11,449,425	$(3,538,990)	(30.91)
Cost of sales	(4,919,837)	(6,843,635)	1,923,798	(28.11)
Gross profit	2,990,598	4,605,790	(1,615,192)	(35.07)
Operating expenses:
Administrative expenses	1,031,114	1,252,829	(221,715)	(17.70)
Research and development expenses	208,786	253,983	(45,197)	(17.80)
Selling expenses	1,042,664	2,254,597	(1,211,933)	(53.75)
Total operating expenses	2,282,564	3,761,409	(1,478,845)	(39.32)
Income from operations	708,034	844,381	(136,347)	(16.15)
Interest income	9,593	8,278	1,315	15.89
Other income (expense)	131,231	229,461	(98,230)	(42.81)
Finance costs	(452,423)	(401,450)	(50,972)	12.70
Income before income taxes and noncontrolling interests	395,870	680,670	(284,799)	(41.84)
Income taxes	(60,388)	(75,964)	15,576	(20.50)
Net income before noncontrolling interests	335,482	604,706	(269,223)	(44.52)
Net loss attributable to noncontrolling interests	(21,819)	(47,527)	25,708	(54.09)
Net income attributable to THT common stockholders	$313,663	$557,179	$(243,515)	(43.71)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue decreased by $3.54 million, or 30.91%, to $7.91 million for the three months ended March 31, 2013, from $11.45 million for the same period in 2012. Our sales volume in the three months ended March 31, 2013 amounted to 383 units, a decrease of 277 units, from 660 units for the same period in 2012. Such decrease was mainly due to the decreased sales revenue from plate heat exchangers, shell-and- tube heat exchangers and heat exchange units in the 2013 period as compared with the 2012 period. Sales revenue from plate heat exchangers decreased by $1.34 million, or 26.19%, to $3.78 million for the three months ended March 31, 2013, from $5.11 million in the same period in 2012.Sales revenue from shell-and- tube heat exchangers decreased by $0.80 million, or 94.91%, to $0.04 million for the three months ended March 31, 2013, from $0.84 million in the same period in 2012. Sales revenue from heat exchange units decreased by $1.41 million, or 38.53%, to $2.26 million for the three months ended March 31, 2013, from $3.67 million in the same period in 2012.The decrease was caused by decreased demand of our products as a result of fewer projects around the Chinese spring festival and overall slowdown of China’s economy.

The following table shows our sales revenue by product for the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013		2012
	$	%	$	%
Plate heat exchanger	$3,775,087	48	$5,114,689	45
Heat exchange unit	2,256,561	28	3,670,921	32
Air-cooled heat exchanger	701,003	9	482,240	4
Shell-and-tube heat exchanger	42,671	1	837,704	7
Others	1,135,113	14	1,343,871	12
TOTAL	$7,910,435	100	$11,449,425	100

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales decreased by $1.92 million, or 28.11%, to $4.92 million for the three months ended March 31, 2013, from $6.84 million for the three months ended March 31, 2012. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 62.19% and 59.77% for the three months ended March 31, 2013 and 2012, respectively, an increase of 2.42% . The increase was mainly attributable to the increase in labor costs and raw material costs.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased by $1.62 million, or 35.07%, to $2.99 million for the three months ended March 31, 2013, from $4.61 million for the same period in 2012. The decrease in our gross profit was mainly attributable to decreased sales revenue from plate heat exchangers, shell-and- tube heat exchangers and heat exchange unit. Although the average unit selling price of our products increased $3,000 in the three months ended March 31, 2013 in comparison with the same period in 2012, gross profit margin for the three months ended March 31, 2013 dropped to 37.81% from 40.23% for the same period in 2012. The decrease in our gross profit margin was mainly attributable to the increase in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses decreased by $0.22 million, or 17.70%, to $1.03 million for the three months ended March 31, 2013, from $1.25 million for the same period in 2012. As a percentage of sales revenue, administrative expenses increased to 13.03% for the three months ended March 31, 2013, as compared to 10.94% for the same period in 2012. The decrease in administrative expenses was primarily due to a decrease of our audit fees and travelling expenses. Audit fees decreased by approximately $0.09 million, or 86.34%, to $0.04 million, compared with $0.13 million for the same period in 2012. Travelling expenses decreased by approximately $0.08 million, or 43.16%, to $0.11 million for the three months ended March 31, 2013 compared with $0.18 million for the same period in 2012.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses decreased by $0.04 million, or 17.80%, to $0.21 million for the three months ended March 31, 2013, from $0.25 million for the same period in 2012. The decrease in research and development expenses was mainly attributable to the fact that we only have a few new products in the process of research and development.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $1.21 million, or 53.75%, to $1.04 million for the three months ended March 31, 2013, from $2.25 million for the same period in 2012. As a percentage of sales revenue, selling expenses decreased to 13.18% for the three months ended March 31, 2013, as compared to 19.69% for the same period in 2012. The decrease was mainly attributable to the decreased travelling expenses of our sales personnel. Traveling expense decreased by $1.24 million, or 82.16%, to $0.27 million for the three months ended March 31, 2013, from $1.51 million for the same period in 2012. The decrease in travelling expenses was mainly due to a training program we held in the first quarter of 2013 to our sales personnel, which contributed to less travelling activities compared with the same period in 2012.

Income before income taxes. Income before income taxes decreased by $0.28 million, or 41.84%, to $0.40 million for the three months ended March 31, 2013, from $0.68 million for the same period in 2012. Such decrease was mainly attributable to the decrease of our sales revenue.

Income taxes. Our income taxes decreased to $0.06 million for the three months ended March 31, 2013, from $0.08 million for the same period in 2012, as a result of the decreased taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $0.24 million, or 43.70%, to $0.31 million for the three months ended March 31, 2013, from $0.55 million for the same period in 2012. As a percentage of sales revenue, our net income attributable to common stockholders was 3.97% and 4.87% for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $8.38 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $4.76 million. In addition, we have an approximately $7.95 million credit line from Industrial and Commercial Bank of China. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from $2.20 million in the three months ended March 31, 2012 to $4.11 million in the same period in 2013. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

We expect that the trend of delayed customer payments and delayed delivery schedules will continue in the future. We have been taking the following measures to mitigate the situation: 1) send the collection letters or call the customers to request payment; 2) appoint specialists to visit our customers to collect payment; and 3) file law suits. The Company collected $15.89 million in the three months ended March 31, 2013.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(2,620,660)	$(5,171,754)
Net cash provided by (used in) investing activities	239,814	(360,392)
Net cash provided by (used in) financing activities	-	-
Effects of exchange rate change in cash	57,585	55,243
Net decrease in cash and cash equivalents	(2,323,261)	(5,476,903)
Cash and cash equivalents at beginning of the period	10,703,199	7,340,068
Cash and cash equivalent at end of the period	$8,379,938	$1,863,165

Operating Activities

Net cash used in operating activities was $2.62 million for the three months ended March 31, 2013, compared with $5.17 million for the same period in 2012. The decrease in net cash used in operating activities was mainly because the account receivables decreased $4.50 million in the first quarter of 2013 but increased $0.26 million in the same period in 2012 while the inventories increased $2.97 million in 2013 but decreased $0.53 million in the same period in 2012. Our cash and cash equivalents decrease $2.32 million from $10.70 million on December 31, 2012 to $8.38 million on March 31, 2013. The decrease of cash and cash equivalents was mainly attributable to net cash flows used in operating activities of $2.62 million, which was mainly due to (1) decreased level of trade receivables, (2) increased balance of inventories, and (3) other receivables, prepayment and deposits for the three months period ended 2013 increased compared with the same period in 2012 as the Company had more advances to staff.

Investing Activities

Net cash provided by investing activities was $0.24 million for the three months ended March 31, 2013, compared with net cash used in investing activities of $0.36 million in the same period in 2012, primarily due to change in restricted cash as requested by the banks in order to issue performance bonds.

Financing Activities

No financing activities occurred for the three months ended March 31, 2013 and 2012.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Purchase of equipment	$5	$19
Total capital expenditures	$5	$19

We estimate that our total capital expenditures in fiscal year 2013 will reach approximately $3.15 million, our capital expenditures will be primarily for the purchase of equipment and construct plant.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2013. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2012, which we are still in the process of remediating as of March 31, 2013, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department, which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2013, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition, cash flow or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the first quarter of 2013.

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

Date: May 14, 2013	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
Zhigang Xu, Chief Financial Officer
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