Form 10-Q
period 2013-06-30
THT Heat Transfer Technology, Inc.
filed 2013-08-14
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended June 30, 2013

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Pages(s)
Consolidated Statements of Income and Comprehensive Income	F-2
Consolidated Balance Sheets	F-3
Consolidated Statement of Shareholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-12

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)
(Unaudited)

	For Six Months Ended June 30,		For Three Months Ended June 30,
	2013	2012	2013	2012

Sales revenue	$18,822,808	$22,644,772	10,912,373	11,195,347
Cost of revenue	(11,819,982)	(13,223,900)	(6,900,145)	(6,380,265)
Gross Profit	7,002,826	9,420,872	4,012,228	4,815,082

Operating expenses
Administrative expenses	2,504,628	2,040,191	1,473,514	787,362
Research and development expenses	634,076	499,280	425,290	245,297
Selling expenses	2,497,702	4,207,776	1,455,038	1,953,179
Total Operating Expenses	5,636,406	6,747,247	3,353,842	2,985,838

Income from operations	1,366,420	2,673,625	658,386	1,829,244

Other Income (Expenses)
Interest income	14,774	12,741	5,181	4,463
Other income	292,928	367,196	161,697	137,735
Finance costs	(669,307)	(903,212)	(216,884)	(501,762)
Other expense	(604)	-	(39)	-
Total Other Expense	(362,209)	(523,275)	(50,045)	(359,564)

Income before income taxes and noncontrolling interests	1,004,211	2,150,350	608,341	1,469,680
Income tax expenses	(283,476)	(110,898)	(223,088)	(34,934)
Net Income	720,735	2,039,452	385,253	1,434,746

Net loss (income) attributable to noncontrolling interests	(53,092)	(42,563)	(31,273)	4,964
Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$667,643	$1,996,889	353,980	1,439,710

Net Income	720,735	2,039,452	385,253	1,434,746
Other Comprehensive Income
Foreign currency translation adjustments	1,230,335	386,572	905,491	36,825
Comprehensive Income	1,951,070	2,426,024	1,290,744	1,471,571
Comprehensive (income) loss attributable to
noncontrolling interests	(25,690)	(38,693)	(31,273)	5,267
Comprehensive income attributable to THT Heat
Transfer Technology, Inc. common stockholders	$1,925,380	$2,387,331	1,259,471	1,476,838

Earnings per share attributable to THT Heat Transfer
Technology, Inc. common stockholders
Basic and diluted	$0.03	$0.10	0.02	0.07
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)
(Unaudited)

	June 30,	December 31,
	2013	2012
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$2,037,596	$10,703,199
Restricted cash	1,731,248	1,837,593
Counter guarantee receivable	-	237,771
Trade receivables, net	36,233,919	37,683,275
Bills receivable	2,252,372	2,452,478
Other receivables, prepayments and deposits, net	17,444,925	11,193,541
Inventories, net	35,537,376	31,892,204
Deferred tax assets	167,983	164,577
Total Current Assets	95,405,419	96,164,638

Retention receivable	649,221	1,237,473
Counter guarantee receivable	242,691	237,771
Property, plant and equipment, net	7,495,412	7,707,564
Land use rights, net	6,183,891	6,121,456
TOTAL ASSETS	$109,976,634	$111,468,902

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	6,787,560	7,721,067
Other payables and accrued liabilities	25,065,326	22,841,489
Income tax payable	47,153	615,800
Short-term bank loans	15,855,809	18,704,625
Current maturities of long-term loan	1,941,528	1,902,165
Total Current Liabilities	49,697,376	51,785,146

Non-current liabilities
Long-term loan	-	951,083
Total Long-term Liabilities	-	951,083

Total Liabilities	49,697,376	52,736,229

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at June 30, 2013 and December 31, 2012	20,454	20,454
Additional paid-in capital	26,524,324	27,396,455
Statutory reserve	3,355,417	3,295,014
Retained earnings	24,952,921	24,345,681
Accumulated other comprehensive income	5,426,142	4,253,693
Total THT Heat Transfer Technology Inc. stockholders’ equity	60,279,258	59,311,297
Noncontrolling interests	-	(578,624)
TOTAL SHAREHOLDERS’ EQUITY	60,279,258	58,732,673

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$109,976,634	$111,468,902

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statement of Shareholders’ Equity
(Stated in US dollars)
(Unaudited)

	THT Heat Transfer Technology, Inc.

	Common Stock
	No. of Shares	Amount	Additional Paid-in Capital	Statutory Reserve	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance, December 31, 2012	20,453,500	$20,454	$27,396,455	$3,295,014	$4,253,693	$24,345,681	(578,624)	$58,732,673

Net income						667,643	53,092	720,735
Foreign currency translation adjustment					1,257,737		(27,402)	1,230,335
Appropriation to reserve				60,403		(60,403)		-
Decrease of non-controlling interest			(872,131)		(85,288)		552,934	(404,485)
Balance, June 30, 2013 (Unaudited)	20,453,500	$20,454	$26,524,324	$3,355,417	$5,426,142	$24,952,921	-	$60,279,258

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$720,735	$2,039,452
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	597,067	583,931
Deferred taxes assets	-	(6,568)
Allowance for doubtful accounts	203,027	358,283
Changes in operating assets and liabilities:
Trade receivables	2,003,633	(3,157,390)
Bills receivable	248,325	553,821
Other receivables, prepayments and deposits	(5,989,129)	(2,328,441)
Inventories	(2,955,091)	(328,210)
Retention receivable	607,666	295,927
Trade payables	(1,082,251)	(1,196,122)
Other payables and accrued expenses	1,722,691	2,950,862
Tax payable	(575,524)	(1,214,189)
NET CASH USED IN OPERATING ACTIVITIES	(4,498,851)	(1,448,644)

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayments to land use right	-	(1,644,371)
Change in restricted cash	142,914	(476)
Payments to acquire property, plant and equipment	(83,184)	(154,348)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	59,730	(1,799,195)

Cash flows from financing Activities
Proceeds from bank loans	12,812,915	12,648,000
Repayment of bank loans	(16,016,144)	(11,067,000)
Repayment of long-term loan	(960,969)	(948,600)
Refund of Counter guarantee receivable	240,243	-
Cash paid for acquisition of non-controlling interest	(404,485)	-
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,328,440)	632,400

Effect of foreign currency translation on cash and cash equivalents	101,958	54,638

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,665,603)	(2,560,801)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$10,703,199	$7,340,068

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,037,596	$4,779,267
	-
Supplementary Disclosures for Cash Flow Information:
Interest paid	$836,635	$894,678
Income taxes paid	$669,307	$1,340,178

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

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of June 30, 2013 and December 31, 2012, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Trade receivables, net

	June 30,	December 31,
	2013	2012
	(Unaudited)

Trade receivables	$40,622,132	$41,810,915
Less : Allowance for doubtful accounts	(4,388,213)	(4,127,640)

	$36,233,919	$37,683,275

As of June 30, 2013 and December 31, 2012, the Company’s trade receivables of $9,707,638 and $9,510,826, respectively, were pledged as collateral under certain loan and guarantee arrangements (see Note 9).

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2013 and 2012 is as follows:

	Six months ended
	June 30,
	(Unaudited)
	2013	2012

Balance at beginning of period	$4,127,640	$2,026,809
Provision for doubtful accounts	173,391	366,946
Translation adjustments	87,182	14,203

Balance at end of period	$4,388,213	$2,407,958

5.	Inventories, net

	June 30,	December 31,
	2013	2012
	(Unaudited)

Raw materials	$7,171,460	$4,434,338
Work-in-progress	27,721,076	26,912,452
Finished goods	664,581	564,755

	35,557,117	31,911,545
Allowance for obsolete inventories	(19,741)	(19,341)

	$35,537,376	$31,892,204

No further allowance for obsolete inventories was recognized during the six months ended June 30, 2013 and 2012.

As of June 30, 2013 and December 31, 2012, the inventory of $3,559,467 was pledged under certain loan agreements (see Note 10).

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Income tax

The effective tax rate is 37% and 2% for the three months periods ended June 30, 2013 and June 30, 2012, respectively. The effective tax rate is 28% and 5% for the six months periods ended June 31, 2013 and June 31, 2012, respectively.

7.	Property, plant and equipment, net

As of June 30, 2013 and December 31, 2012, property, plant and equipment with net book values $5,049,976 and $5,096,108, respectively, were pledged as collateral under certain loan arrangements (Note 9).

8.	Land use rights

As of June 30, 2013 and December 31, 2012, certain land use rights were pledged as collateral under certain loan arrangements (Note 9).

During the six months ended June 30, 2013 and 2012, amortization amounted to $63,591 and $11,232 respectively.

9.	Short-term bank loans

	June 30,	December 31,
	2013	2012
	(Unaudited)

Secured bank loans	$15,855,809	$15,534,350
Unsecured bank loans	-	3,170,275

	$15,855,809	$18,704,625

All bank loans are repayable within one year and carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Trade receivables (Note 4)	$9,707,638	$9,510,826
Property, plant and equipment (Note 7)	5,049,976	5,096,108
Land use rights (Note 8)	1,465,930	1,452,441

	$16,223,544	$16,059,375

The unsecured bank loans were guaranteed by Mr. Zhao and certain third parties who received 2% to 2.5% of the loan balance as compensation for acting as guarantors for the Company. The Company also made the counter guarantee deposits of RMB 1.5 million ($237,771) to the guarantors as of December 31, 2012. The unsecured bank loans were fully repaid in April 2013 and the guarantee deposits were refunded to the Company as of June 30, 2013.

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

10.	Long-term loan

The loan is borrowed from a financial institution, bearing interest at an annual rate of 15% over the benchmark rate of the PBOC for the three-year long-term loans and guaranteed by a third party.

The secured bank loans were secured by the following assets of the Company:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Inventories (Note 5)	$3,559,467	$3,487,303

	$3,559,467	$3,487,303

As a condition the guarantees for the loans the Company paid 2.5% of the loan balance to the third party as compensation for acting as guarantor for the Company and made the counter guarantee deposits to the guarantor of $242,691 and $237,771 as of June 30, 2013 and December 31, 2012, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans.

During the six months ended June 30, 2013 and 2012, there was no other covenant requirement under the bank loans granted to the Company except that the inventory level cannot be lower than RMB 22 million (approximately $3.6 million) and RMB 22 million (approximately $3.51 million) during the loan period, respectively.

11.	Common stock warrants

As of June 30, 2013 and December 31, 2012, there were 222,675 warrants with an exercise price of $3.84 per share outstanding. No warrants were issued or cancelled during the six months ended June 30, 2013.

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

The Company’s sales revenues by products for the six months ended June 30, 2013 and 2012 were as follows :-

		Six months ended June 30,
	2013	%	2012	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$7, 713,483	41	$9,019,461	40
Heat exchange unit	5,022,119	27	7,316,155	32
Air-cooled heat exchanger	1,463,539	8	990,022	5
Shell-and-tube heat exchanger	1,363,779	7	2,096,900	9
Others	3,259,888	17	3,222,234	14

	$18,822,808	100	$22,644,772	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

14.	Related party transactions

As of June 30, 2013 and December 31, 2012, the Company advanced $14,816 and $159,158 to Mr. Zhao for handling selling and logistic activities for the Company in the ordinary course of business, which was included in "Other receivables, prepayments and deposits, net".

THT Heat Transfer Technology, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

15.	Acquisition of noncontrolling interests

Siping Juyuan entered into a share transfer agreement dated May 10, 2012 (the "Share Transfer Agreement") relating to the acquisition of the remaining 25% equity ownership interest in Beijing Juyuan from Hanyang International GmbH (“Hanyang”). The purchase price for this 25% equity interest is RMB 2.5 million (approximately $404,485). The acquisition transaction is completed in May 2013.

The following schedule discloses the effects of changes in the Company’s ownership interest in Beijing Juyuan on the Company’s equity:

	Six months ended
	June 30
	(Unaudited)
	2013	2012

Net income attributable to THT Heat Transfer Technology, Inc.	$667,643	$1,996,889
Transfers to the noncontrolling interests
Decrease in THT Heat Transfer Technology, Inc.'s paid-in capital for acquisition of equity interest	(872,131)	-
Net transfers to noncontrolling interests	(872,131)	-

Change from net income attributable to THT Heat Transfer Technology, Inc. and transfers (to) from noncontrolling interests	$(204,488)	$1,996,889

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Recent Development

On July 3, 2013, we completed the acquisition of 25% equity interest of Beijing Juyuan that is now a wholly-owned subsidiary.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2013:

  Sales revenue: Sales revenue decreased by $0.28 million, or 2.53%, to $10.91 million for the three months ended June 30, 2013, from $11.20 million for the same period in 2012.

  Gross profit: Gross profit decreased by $0.80 million, or 16.67%, to $4.01 million for the three months ended June 30, 2013, from $4.82 million for the same period in 2012. As a percentage of sales revenue, gross profit decreased by 6.24% to 36.77% for the three months ended June 30, 2013, from 43.01% for the same period in 2012.

  Net income attributable to stockholders: Net income attributable to our stockholders decreased by $1.09 million, or 75.41%, to $0.35 million for the three months ended June 30, 2013, from $1.44 million for the same period in 2012.

  Fully diluted net income per share: Fully diluted net income per share was $0.02 for the three months ended June 30, 2013, as compared to $0.07 for the same period in 2012.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	June 30,		$	%
	2013	2012	Change	Change
Sales revenue	$10,912,373	$11,195,347	$(282,974)	2.53
Cost of sales	(6,900,145)	(6,380,265)	(519,880)	(8.15)
Gross profit	4,012,228	4,815,082	(802,854)	(16.67)
Operating expenses:
Administrative expenses	1,473,514	787,362	686,152	87.15
Research and development expenses	425,290	245,297	179,993	73.38
Selling expenses	1,455,038	1,953,179	(498,141)	(25.50)
Total operating expenses	3,353,842	2,985,838	368,004	12.32
Income from operations	658,386	1,829,244	(1,170,858)	(64.01)
Interest income	5,181	4,463	718	16.09
Other income	161,697	137,735	23,962	17.40
Finance costs	(216,884)	(501,762)	284,878	(56.78)
Other expense	(39)	-	(39)	(100)
Income before income taxes and noncontrolling interests	608,341	1,469,680	(861,339)	(58.61)
Income taxes	(223,088)	(34,934)	(188,154)	538.60
Net income before noncontrolling interests	385,253	1,434,746	(1,049,493)	(73.15)
Net loss attributable to noncontrolling interests	(31,273)	4,964	(36,237)	(730.00)
Net income attributable to THT common stockholders	$353,980	$1,439,710	$(1,085,730)	(75.41)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue decreased by $0.28 million, or 2.53%, to $10.91 million for the three months ended June 30, 2013, from $11.20 million for the same period in 2012. Our sales volume in the three months ended June 30, 2013 amounted to 599 units, an increase of 116 units, from 483 units for the same period in 2012. Unit price decreased by $4,962, or 21.41%, to $18,217 for the three months ended June 30, 2013, from $23,179 for the same period in 2012. The decrease in unit price was caused by bad market environment leading us to sell more low margin products. Sales revenue decrease was mainly due to the decreased sales revenue from heat exchange units in the 2013 period as compared with the 2012 period. Sales revenue from heat exchange units decreased by $0.88 million, or 24.13%, to $2.77 million for the three months ended June 30, 2013, from $3.65 million for the same period in 2012. Although sales revenue from plate heat exchangers, shell-and-tube heat exchangers and other products increased, the increase was not enough to offset the decreased sales revenue from heat exchange units.

The following table shows our sales revenue by product for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
	$	%	$	%
Plate heat exchanger	$3,938,396	36.09	$3,901,557	34.85
Heat exchange unit	2,765,558	25.34	3,645,234	32.56
Air-cooled heat exchanger	762,536	6.99	507,783	4.54
Shell-and-tube heat exchanger	1,321,108	12.11	1,259,196	11.25
Others	2,124,775	19.47	1,881,577	16.81
TOTAL	$10,912,373	100	$11,195,347	100

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales increased by $0.52 million, or 8.15%, to $6.90 million for the three months ended June 30, 2013, from $6.38 million for the three months ended June 30, 2012. We produced some special equipments in the second quarter which led to increased cost of sales . Cost of sales as a percentage of sales revenue were 63.23% and 56.99% for the three months ended June 30, 2013 and 2012, respectively, an increase of 6.24 percentage points. The increase was mainly attributable to the increase in the labor costs and raw material costs.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased by $0.80 million, or 16.67%, to $4.01 million for the three months ended June 30, 2013, from $4.82 million for the same period in 2012. The decrease in our gross profit was mainly attributable to decreased sales revenue from heat exchange units. The average unit selling price of our products decreased 21.41% in the three months ended June 30, 2013 in comparison with the same period in 2012. Gross profit margin for the three months ended June 30, 2013 decreased to 36.77% from 43.01% for the same period in 2012. The decrease in our gross profit margin was mainly attributable to the increase in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by $0.69 million, or 87.1%, to $1.47 million for the three months ended June 30, 2013, from $0.79 million for the same period in 2012. As a percentage of sales revenue, administrative expenses increased to 13.50 % for the three months ended June 30, 2013, as compared to 7.03% for the same period in 2012. The increase in administrative expense was primarily due to overall increase of administrative expenses in the second quarter of 2013. Each category increase was very small except for transportation costs and allowance for doubtful accounts increase. Transportation costs increased by $0.09 million, or 680.00%, to $0.10 million for the three months ended June 30, 2013 compared with $0.01 million for the same period in 2012. The increase in the transportation cost was mainly caused by relocation and clean up of inventories. Allowance for doubtful accounts increased by $0.28 million, or 182.08%, to $0.44 million for the three months ended June 30, 2013 compared with $0.16 million for the same period in 2012. The increase in the allowance for doubtful accounts was mainly due to our policies for bad debt reserves. We record an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.18 million, or 73.38%, to $0.43 million for the three months ended June 30, 2013, from $0.25 million for the same period in 2012. The increase in research and development expenses was mainly attributable to the increase in the costs of raw materials used in R&D.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $0.50 million, or 25.50%, to $1.46 million for the three months ended June 30, 2013, from $1.95 million for the same period in 2012. As a percentage of sales revenue, selling expenses decreased to 13.33% for the three months ended June 30, 2013, as compared to 17.45% for the same period in 2012. The decrease was mainly attributable to the decreased salary and travelling expenses of our sales personnel. Salary of our sales personal decreased by $0.14 million, or 34.83%, to $0.26 million for the three months ended June 30, 2013, from $0.40 million for the same period in 2012.Traveling expense decreased by $0.51 million, or 58.73%, to $0.35 million for the three months ended June 30, 2013, from $0.86 million for the same period in 2012. The decrease in salary of our sales personal and travelling expenses was mainly due to slowdown in China’s economic growth which led to less orders.

Income before income taxes. Income before income taxes decreased by $0.86 million, or 58.61%, to $0.61 million for the three months ended June 30, 2013, from $1.47 million for the same period in 2012. Such decrease was mainly attributable to the decrease in our gross profit.

Income taxes. Our income taxes increased to $0.22 million for the three months ended June 30, 2013, from $34,934 for the same period in 2012, as a result of the adjustment of income taxes rebates which requested us to pay back adjusted amount of taxes from 2008 to 2012 in the second quarter of 2013.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $1.09 million, or 75.41%, to $0.35 million for the three months ended June 30, 2013, from $1.44 million for the same period in 2012. As a percentage of sales revenue, our net income attributable to common stockholders was 3.16% and 12.86% for the three months ended June 30, 2013 and 2012, respectively.

Comparison of Six Months Ended June 30, 2013 and June 30, 2012

The following table sets forth key components of our results of operations for the periods indicated.

	Six Months Ended June
	30,		$	%
	2013	2012	Change	Change
Sales revenue	$18,822,808	$22,644,772	$(3,821,964)	(16.88)
Cost of sales	(11,819,982)	(13,223,900)	1,403,918	(10.62)
Gross profit	7,002,826	9,420,872	(2,418,046)	(25.67)
Operating expenses:
Administrative expenses	2,504,628	2,040,191	464,437	22.76
Research and development expenses	634,076	499,280	134,796	27.00
Selling expenses	2,497,702	4,207,776	(1,710,074)	(40.64)
Total operating expenses	5,636,406	6,747,247	(1,110,841)	(16.46)
Income from operations	1,366,420	2,673,625	(1,307,205)	(48.89)
Interest income	14,774	12,741	2,033	15.96
Other income	292,928	367,196	(74,268)	(20.23)
Finance costs	(669,307)	(903,212)	233,905	(25.90)
Other expense	(604)	-	(604)	(100)
Income before income taxes and noncontrolling interests	1,004,211	2,150,350	(1,146,139)	(53.30)
Income taxes	(283,476)	(110,898)	(172,578)	155.62
Net income before noncontrolling interests	720,735	2,039,452	(1,318,717)	(64.66)
Net loss attributable to noncontrolling interests	(53,092)	(42,563)	(10,529)	24.74
Net income attributable to THT common stockholders	$667,643	$1,996,889	$(1,329,246)	(66.57)

Sales revenue. Our sales revenue decreased by $3.82 million, or 16.88%, to $18.82 million for the six months ended June 30, 2013, from $22.64 million for the same period in 2012. Our sales volume in the six months ended June 30, 2013 amounted to 982 units, a decrease of 111 units, from 1,093 units for the same period in 2012. Unit price decreased by $1,550, or 7.48%, to $19,168 for the three months ended June 30, 2013, from $20,718 for the same period in 2012. The decrease in unit price was caused by bad market environment leading us to sell more low margin products. Sales revenue decrease was mainly due to the decreased sales revenue from plate heat exchangers, shell-and-tube heat exchangers and heat exchange units in the 2013 period as compared with the 2012 period. Sales revenue from plate heat exchangers decreased by $1.31 million, or 14.48%, to $7.71 million for the six months ended June 30, 2013 from $9.02 million for the same period in 2012. Sales revenue from shell-and-tube heat exchangers decreased by $0.73 million, or 34.96%, to $1.36 million for the six months ended June 30, 2013, from $2.10 million for the same period in 2012. Sales revenue from heat exchange units decreased $2.30 million, or 31.36%, to $5.02 million for the six months ended June 30, 2013 from $7.32 million for the same period in 2012. Although sales revenue from air coolers and other products increased, the increase was not enough to offset the decreased sales revenue from the products noted above.

The following table shows our sales revenue by product for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
	$	%	$	%
Plate heat exchanger	$7,713,483	40.98	$9,019,261	39.83
Heat exchange unit	5,022,119	26.68	7,316,155	32.31
Air-cooled heat exchanger	1,463,539	7.78	990,022	4.37
Shell-and-tube heat exchanger	1,363,779	7.24	2,096,900	9.26
Others	3,259,888	17.32	3,222,434	14.23
TOTAL	$18,822,808	100	$22,644,772	100

Cost of sales. Our cost of sales decreased by $1.40 million, or 10.62%, to $11.80 million for the six months ended June 30, 2013, from $13.22 million for the six months ended June 30, 2012. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 62.80% and 58.40% for the six months ended June 30, 2013 and 2012, respectively, an increase of 4.4 percentage points. The increase was mainly attributable to change in the products structure which increased labor costs and raw material costs.

Gross profit. Our gross profit decreased by $2.42 million, or 25.67%, to $7.00 million for the six months ended June 30, 2013, from $9.42 million for the same period in 2012. The decrease in our gross profit was mainly attributable to decreased sales revenue from plate heat exchangers, shell-and-tube heat exchangers and heat exchange units. The average unit selling price of our products decreased 7.48% in the six months ended June 30, 2013 in comparison with the same period in 2012. Gross profit margin for the six months ended June 30, 2013 dropped to 37.20% from 41.60% for the same period in 2012. The decrease in our gross profit margin was mainly attributable to the increase in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses increased by $0.46 million, or 22.76%, to $2.50 million for the six months ended June 30, 2013, from $2.04 million for the same period in 2012. As a percentage of sales revenue, administrative expenses increased to 13.31% for the six months ended June 30, 2013, as compared to 9.01% for the same period in 2012. The increase in administrative expense was primarily due to overall increase in administrative in the second quarter of 2013. Each category increase was very small except for the increase in transportation costs. Transportation costs increased by $0.09 million, or 535.81%, to $0.11 million for the three months ended June 30, 2013 compared with $0.02 million for the same period in 2012. The increase in the transportation cost was mainly caused by relocation and clean up of inventories.

Research and development expenses. Our research and development expenses increased by $0.13 million, or 27.00%, to $0.63 million for the six months ended June 30, 2013, from $0.50 million for the same period in 2012. The increase in research and development expenses was mainly attributable to the increase in the costs of raw materials used in R&D.

Selling expenses. Our selling expenses decreased by $1.71 million, or 40.64%, to $2.50 million for the six months ended June 30, 2013, from $4.21 million for the same period in 2012. As a percentage of sales revenue, selling expenses decreased to 13.28% for the six months ended June 30, 2013, as compared to 18.58% for the same period in 2012. The decrease was mainly attributable to the decreased salary and travelling expenses of our sales personnel. Salary of our sales personal decreased by $0.10 million, or 13.66%, to $0.59 million for the six months ended June 30, 2013, from $0.69 million for the same period in 2012.Traveling expense decreased by $1.75 million, or 73.65%, to $0.62 million for the six months ended June 30, 2013, from $2.37 million for the same period in 2012. The decrease in salary of our sales personal and travelling expenses was mainly due to slowdown in China’s economic growth which led to less order.

Income before income taxes. Income before income taxes decreased by $1.15 million, or 53.30%, to $1.00 million for the six months ended June 30, 2013, from $2.15 million for the same period in 2012. Such decrease was mainly attributable to the decrease in our gross profit.

Income taxes. Our income taxes increased to $0.28 million for the six months ended June 30, 2013, from $0.11 million for the same period in 2012, as a result of the adjustment of income taxes rebates which requested us to pay back adjusted amount of taxes from 2008 to 2012 in the second quarter of 2013.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $1.33 million, or 66.57%, to $0.67 million for the six months ended June 30, 2013, from $2.00 million for the same period in 2012. As a percentage of sales revenue, our net income attributable to common stockholders was 3.55% and 8.82% for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $2.04 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $4.76 million. In addition, we have an approximately $12.82 million credit line from Agriculture Bank and Construction Bank of China. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from a reversal of allowance of $0.36 million in the six months ended June 30, 2012 to $0.20 million in the same period in 2013. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(4,498,851)	$(1,448,644)
Net cash provided by (used in) investing activities	59,730	(1,799,195)
Net cash provided by (used in) financing activities	(4,328,440)	632,400
Effects of exchange rate change in cash	101,958	54,638
Net decrease in cash and cash equivalents	(8,665,603)	(2,560,801)
Cash and cash equivalents at beginning of the period	10,703,199	7,340,068
Cash and cash equivalent at end of the period	$2,037,596	$4,779,267

Operating Activities

Net cash used in operating activities was $4.50 million for the six months ended June 30, 2013, compared with $1.45 million for the same period in 2012. The increase in net cash used in operating activities during the six months ended June 30, 2013 compared to the same period last year was mainly attributable to increased net loss of $1.3 million, more increase of other receivables, prepayments and deposits of $3.7 million, more purchase of inventories of $2.6 million, less increase of other payables and accrued expenses of $1.2 million, offset by more decrease of accounts receivable of $5.2 million. During the six months ended June 30, 2013, the Company increased prepayment for raw materials purchase and advances to staff advances, and increased inventory purchases in anticipation of increased production requirements due to increased sales demand.

Investing Activities

Net cash provided by investing activities was $0.06 million for the six months ended June 30, 2013, compared with $1.80 million used in the same period in 2012. The decrease in cash used in investing activities during the six months ended June 30, 2013 compared to the same period last year is primarily due to decrease in cash paid to acquire land use right of $1.6 million. The Company did not make any payment to acquire land use right during the six months ended June 30, 2013.

Financing Activities

Net cash used in financing activities was $4.33 million for the six months ended June 30, 2013, compared with $0.63 million provided by financing activities for the same period in 2012. The increase in net cash used in financing activities during the six months ended June 30, 2013 compared to the same period last year was mainly due to increased repayment of bank loans of $4.9 million, offset by increased payments to acquire non-controlling interest of $0.4 million during the six months ended June 30, 2013 compared to the same period last year.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Six Months Ended June 30,
	2013	2012

Purchase of equipment	83,184	154,348
Prepayment for land use right	-	1,644,371
Total capital expenditures	$83,184	$1,798,719

We estimate that our total capital expenditures in fiscal year 2013 will reach approximately $1 million to buy the equipment for necessary products.

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

See Note 3 to our unaudited consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2013. Based upon, and as of the date of this evaluation, Messrs. Zhao and He determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2012, which we are still in the process of remediating as of June 30, 2013, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2013, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
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