Form 10-Q
period 2013-09-30
THT Heat Transfer Technology, Inc.
filed 2013-11-13
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended September 30, 2013

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Pages(s)
Consolidated Statements of Income and Comprehensive Income	2
Consolidated Balance Sheets	3
Consolidated Statement of Shareholders’ Equity	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-12

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)
(Unaudited)

	For Nine Months Ended September 30,			For Three Months Ended September 30,
	2013		2012	2013	2012

Sales revenue	$32,584,283		$35,152,955	13,761,475	12,508,183
Cost of revenue	(21,314,593)		(20,549,861)	(9,494,611)	(7,325,961)
Gross Profit	11,269,690		14,603,094	4,266,864	5,182,222

Operating expenses
Administrative expenses	3,852,670		4,423,011	1,348,042	2,382,820
Research and development expenses	1,191,079		814,509	557,003	315,229
Selling expenses	4,063,539		5,845,212	1,565,837	1,637,436
Total Operating Expenses	9,107,288		11,082,732	3,470,882	4,335,485

Income from operations	2,162,402		3,520,362	795,982	846,737

Other Income (Expenses)
Interest income	19,069		19,796	4,295	7,055
Other income	560,670		649,987	267,742	282,791
Finance costs	(946,662)		(1,377,799)	(277,355)	(474,587)
Other expense	(621)		-	(17)	-
Total Other Expense	(367,544)		(708,016)	(5,335)	(184,741)

Income before income taxes and noncontrolling interests	1,794,858		2,812,346	790,647	661,996
Income tax expenses	(376,841)		(234,630)	(93,365)	(123,732)
Net Income	1,418,017		2,577,716	697,282	538,264

Net loss (income) attributable to noncontrolling interests	(53,092)		(76,833)	-	(34,270)
Net income attributable to THT Heat Transfer		$
Technology, Inc. common stockholders	$1,364,925		2,500,883	697,282	503,994

Net Income	1,418,017		2,577,716	697,282	538,264
Other Comprehensive Income
Foreign currency translation adjustments	1,597,429		278,253	367,094	(108,319)
Comprehensive Income	3,015,446		2,855,969	1,064,376	429,945
Comprehensive (income) loss attributable to noncontrolling interests	(25,690)		(73,967)	-	(35,274)
Comprehensive income attributable to THT Heat
Transfer Technology, Inc. common stockholders	$2,989,756		$2,782,002	1,064,376	394,671

Earnings per share attributable to THT Heat Transfer
Technology, Inc. common stockholders
Basic and diluted	$0.07		$0.12	0.03	0.02
Weighted average number of shares outstanding
Basic and diluted	20,453,500		20,453,500	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)
(Unaudited)

	Septemer 30,	December 31,
	2013	2012
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$1,754,832	$10,703,199
Restricted cash	2,034,554	1,837,593
Counter guarantee receivable	-	237,771
Trade receivables, net	36,103,008	37,683,275
Bills receivable	813,642	2,452,478
Other receivables, prepayments and deposits, net	17,923,884	11,193,541
Inventories, net	43,212,291	31,892,204
Deferred tax assets	168,989	164,577
Total Current Assets	102,011,200	96,164,638

Retention receivable	1,149,116	1,237,473
Counter guarantee receivable	244,145	237,771
Property, plant and equipment, net	7,444,709	7,707,564
Land use rights, net	6,188,619	6,121,456
TOTAL ASSETS	$117,037,789	$111,468,902

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	10,783,628	7,721,067
Other payables and accrued liabilities	26,994,934	22,841,489
Income tax payable	11,656	615,800
Short-term bank loans	15,950,780	18,704,625
Current maturities of long-term loan	1,953,157	1,902,165
Total Current Liabilities	55,694,155	51,785,146

Non-current liabilities
Long-term loan	-	951,083
Total Long-term Liabilities	-	951,083

Total Liabilities	55,694,155	52,736,229

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at September 30, 2013 and December 31, 2012	20,454	20,454
Additional paid-in capital	26,524,324	27,396,455
Statutory reserve	3,429,032	3,295,014
Retained earnings	25,576,588	24,345,681
Accumulated other comprehensive income	5,793,236	4,253,693
Total THT Heat Transfer Technology Inc. stockholders’ equity	61,343,634	59,311,297
Noncontrolling interests	-	(578,624)
TOTAL SHAREHOLDERS’ EQUITY	61,343,634	58,732,673

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,037,789	$111,468,902

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statement of Shareholders’ Equity
(Stated in US dollars)
(Unaudited)

	THT Heat Transfer Technology, Inc.
					Accumulated
	Common Stock		Additional		Other			Total
			Paid-in	Statutory	Comprehensive	Retained	Noncontrolling	Shareholders'
	No. of Shares	Amount	Capital	Reserve	Income	Earnings	Interest	Equity
Balance, December 31, 2012	20,453,500	$20,454	$27,396,455	$3,295,014	$4,253,693	$24,345,681	(578,624)	$58,732,673

Net income						1,364,925	53,092	1,418,017
Foreign currency translation adjustment					1,624,831		(27,402)	1,597,429
Appropriation to reserve				134,018		(134,018)		-
Decrease of non-controlling interest			(872,131)		(85,288)		552,934	(404,485)

Balance, September 30, 2013 (Unaudited)	20,453,500	$20,454	$26,524,324	$3,429,032	$5,793,236	$25,576,588	-	$61,343,634

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,418,017	$2,577,716
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	898,337	864,702
Deferred taxes assets	-	(6,564)
Allowance for doubtful accounts	363,698	1,472,714
Reversal of doubtful debts of other receivables, prepayment and deposits	-	(8,657)
Changes in operating assets and liabilities:
Trade receivables	2,196,165	(1,821,741)
Bills receivable	1,684,456	(320,195)
Other receivables, prepayments and deposits	(6,478,549)	(7,903,709)
Inventories	(10,341,601)	(5,668,056)
Retention receivable	120,095	455,217
Trade payables	3,432,449	488,863
Other payables and accrued expenses	2,790,539	6,662,467
Tax payable	(613,325)	(1,130,912)
NET CASH USED IN OPERATING ACTIVITIES	(4,529,719)	(4,338,155)

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayments to land use right	-	(736,801)
Change in restricted cash	(145,957)	-
Payments to acquire property, plant and equipment	(116,217)	(384,492)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(262,174)	(1,121,293)

Cash flows from financing Activities
Proceeds from bank loans	25,412,961	17,237,800
Repayment of bank loans	(28,629,791)	(11,060,000)
Repayment of long-term loan	(960,969)	(948,000)
Refund of Counter guarantee receivable	240,243	80,792
Cash paid for acquisition of non-controlling interest	(404,485)	-
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,342,041)	5,310,592

Effect of foreign currency translation on cash and cash equivalents	185,567	42,366

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,948,367)	(106,490)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$10,703,199	$7,340,068

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,754,832	$7,233,578

Supplementary Disclosures for Cash Flow Information:
Interest paid	$944,751	$1,365,126
Income taxes paid	$891,947	$1,380,855

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

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of September 30, 2013 and December 31, 2012, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

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

4.	Trade receivables, net

	September 30,	December 31,
	2013	2012
	(Unaudited)

Trade receivables	$40,709,341	$41,810,915
Less: Allowance for doubtful accounts	(4,606,333)	(4,127,640)

	$36,103,008	$37,683,275

As of September 30, 2013 and December 31, 2012, the Company’s trade receivables of $558,228 and $9,510,826, respectively, were pledged as collateral under certain loan and guarantee arrangements (see Note 9).

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine months ended
	September 30,
	(Unaudited)
	2013	2012

Balance at beginning of period	$4,127,640	$2,026,809
Provision for doubtful accounts	363,698	1,472,714
Translation adjustments	114,995	9,169

Balance at end of period	$4,606,333	$3,508,692

5.	Inventories, net

	September 30,	December 31,
	2013	2012
	(Unaudited)

Raw materials	$9,336,697	$4,434,338
Work-in-progress	33,358,221	26,912,452
Finished goods	537,232	564,755

	43,232,150	31,911,545
Allowance for obsolete inventories	(19,859)	(19,341)

	$43,212,291	$31,892,204

No further allowance for obsolete inventories was recognized during the nine months ended September 30, 2013 and 2012.

As of September 30, 2013 and December 31, 2012, the inventory of $3,580,787 was pledged under certain loan agreements (see Note 10).

6.	Income tax

The effective tax rate is 12% and 19% for the three months periods ended September 30, 2013 and September 30, 2012, respectively. The effective tax rate is 21% and 8% for the nine months periods ended September 30, 2013 and September 30, 2012, respectively.

7.	Property, plant and equipment, net

As of September 30, 2013 and December 31, 2012, property, plant and equipment with net book values $5,003,976 and $5,096,108, respectively, were pledged as collateral under certain loan arrangements (Note 9).

8.	Land use rights

As of September 30, 2013 and December 31, 2012, certain land use rights were pledged as collateral under certain loan arrangements (Note 9).

During the nine months ended September 30, 2013 and 2012, amortization amounted to $95,798 and $42,591, respectively.

9.	Short-term bank loans

	September 30,	December 31,
	2013	2012
	(Unaudited)

Secured bank loans	$15,950,780	$15,534,350
Unsecured bank loans	-	3,170,275

	$15,950,780	$18,704,625

All bank loans are repayable within one year and carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Trade receivables (Note 4)	$558,228	$9,510,826
Property, plant and equipment (Note 7)	5,003,976	5,096,108
Land use rights (Note 8)	1,015,195	1,452,441

	$6,577,399	$16,059,375

The unsecured bank loans were guaranteed by Mr. Zhao and certain third parties who received 2% to 2.5% of the loan balance as compensation for acting as guarantors for the Company. The Company also made the counter guarantee deposits of RMB 1.5 million ($237,771) to the guarantors as of December 31, 2012. The unsecured bank loans were fully repaid in April 2013 and the guarantee deposits were refunded to the Company as of September 30, 2013.

10.	Long-term loan

The loan is borrowed from a financial institution, bearing interest at an annual rate of 15% over the benchmark rate of the PBOC for the three-year long-term loans and guaranteed by a third party.

The secured bank loans were secured by the following assets of the Company:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Inventories (Note 5)	$3,580,787	$3,487,303

	$3,580,787	$3,487,303

As a condition the guarantees for the loans the Company paid 2.5% of the loan balance to the third party as compensation for acting as guarantor for the Company and made the counter guarantee deposits to the guarantor of $244,145 and $237,771 as of September 30, 2013 and December 31, 2012, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans.

During the nine months ended September 30, 2013 and 2012, there was no other covenant requirement under the bank loans granted to the Company except that the inventory level cannot be lower than RMB 22 million (approximately $3.6 million) and RMB 22 million (approximately $3.5 million) during the loan period, respectively.

11.	Common stock warrants

As of September 30, 2013 and December 31, 2012, there were 222,675 warrants with an exercise price of $3.84 per share outstanding. No warrants were issued or cancelled during the nine months ended September 30, 2013.

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

The Company’s sales revenues by products for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine months ended September 30,
	2013	%	2012	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$13,189,394	41	$13,393,408	38
Heat exchange unit	10,199,904	31	11,837,940	34
Air-cooled heat exchanger	1,898,115	6	1,117,187	3
Shell-and-tube heat exchanger	1,928,460	6	4,271,045	12
Others	5,368,410	16	4,533,375	13

	$32,584,283	100	$35,152,955	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

14.	Related party transactions

As of September 30, 2013 and December 31, 2012, the Company advanced $16,532 and $159,158 to Mr. Zhao for handling selling and logistic activities for the Company in the ordinary course of business, which was included in "Other receivables, prepayments and deposits, net".

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

The following schedule discloses the changes in the Company’s ownership interest in Beijing Juyuan on the Company’s equity:

	Nine months ended
	September 30,
	(Unaudited)
	2013	2012

Net income attributable to THT Heat Transfer Technology, Inc.	$1,364,925	$2,500,883
Transfers to the noncontrolling interests
Decrease in THT Heat Transfer Technology, Inc.'s paid-in capital for acquisition of equity interest	(872,131)	-
Net transfers to noncontrolling interests	(872,131)	-

Change from net income attributable to THT Heat Transfer Technology, Inc. and transfers (to) from noncontrolling interests$	492,794	$2,500,883

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Third Quarter Financial Performance Highlights

After quarters of revenue decline, the third quarter witnessed sales revenue increase. The following summarizes certain key financial information for the third quarter of 2013:

  Sales revenue: Sales revenue increased by $1.25 million, or 10.02%, to $13.76 million for the three months ended September 30, 2013, from $12.51 million for the same period in 2012.

  Gross profit: Gross profit decreased by $0.92 million, or 17.66%, to $4.27 million for the three months ended September 30, 2013, from $5.18 million for the same period in 2012. As a percentage of sales revenue, gross profit decreased by 10.42% to 31.01% for the three months ended September 30, 2013, from 41.43% for the same period in 2012.

  Net income attributable to stockholders: Net income attributable to our stockholders increased by $0.19 million, or 38.35%, to $0.70 million for the three months ended September 30, 2013, from $0.50 million for the same period in 2012.

  Fully diluted net income per share: Fully diluted net income per share was $0.03 for the three months ended September 30, 2013, as compared to $0.02 for the same period in 2012.

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	September 30,		$	%
	2013	2012	Change	Change
Sales revenue	$13,761,475	$12,508,183	$1,253,292	10.02
Cost of sales	(9,494,611)	(7,325,961)	(2,168,650)	29.60
Gross profit	4,266,864	5,182,222	(915,358)	(17.66)
Operating expenses:
Administrative expenses	1,348,042	2,382,820	(1,034,778)	(43.43)
Research and development expenses	557,003	315,229	241,774	(76.70)
Selling expenses	1,565,837	1,637,436	(71,599)	(4.37)
Total operating expenses	3,470,882	4,335,485	(864,603)	(19.94)
Income from operations	795,982	846,737	(50,755)	(5.99)
Interest income	4,295	7,055	(2,760)	(39.12)
Other income	267,742	282,791	(15,049)	(5.32)
Finance costs	(277,355)	(474,587)	197,232	(41.56)
Other expense	(17)	0	(17)	100
Income (loss) before income taxes and noncontrolling interests	790,647	661,996	128,651	19.43
Income taxes	(93,365)	(123,732)	30,367	(24.54)
Net income (loss) before noncontrolling interests	697,282	538,264	159,018	29.54
Net income(loss) attributable to noncontrolling interests	0	(34,270)	34,270	(100)
Net income attributable to THT common stockholders	697,282	$503,994	$193,288	38.35

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $1.25 million, or 10.02%, to $13.76 million for the three months ended September 30, 2013, from $12.51 million for the same period in 2012. Our sales volume in the three months ended September 30, 2013 amounted to 421 units, a decrease of 283 units, from 704 units for the same period in 2012. Unit price increased by $14,921, or 83.98%, to $32,688 for the three months ended September 30, 2013, from $17,767 for the same period in 2012. The increase in unit price was caused by we manufactured more special products with high price and high costs according to our customers’ higher requirements. Sales revenue increase was mainly due to the increased sales revenue from plate heat exchanger, heat exchange units and air-cooler in the 2013 period as compared with the 2012 period. Sales revenue from plate heat exchanger increased by $1.10 million, or 25.19%, to $5.48 million for the three months ended September 30, 2013, from $4.37 million for the same period in 2012. Heat exchange units increased by $0.66 million, or 14.51%, to $5.18 million for the three months ended September 30, 2013, from $4.52 million for the same period in 2012. Air-cooler increased by $0.30 million, or 241.74%, to $0.43 million for the three months ended September 30, 2013, from $0.13 million for the same period in 2012. Although sales revenue from shell-and-tube heat exchangers decreased, the decrease was not enough to offset the increased sales revenue from plate heat exchanger, heat exchange units and air-cooler.

The following table shows our sales revenue by product for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
	$	%	$	%
Plate heat exchanger	$5,475,911	39.79	$4,373,947	34.97
Heat exchange unit	5,177,785	37.63	4,521,785	36.15
Air-cooled heat exchanger	434,576	3.16	127,165	1.02
Shell-and-tube heat exchanger	564,681	4.10	2,174,145	17.38
Others	2,108,522	15.32	1,311,141	10.48
TOTAL	$13,761,475	100.00	$12,508,183	100.00

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales increased by $2.17 million, or 29.60%, to $9.49 million for the three months ended September 30, 2013, from $7.33 million for the three months ended September 30, 2012. We manufactured more special products with high price and high costs according to our customers’ higher requirements in the third quarter which led to increased cost of sales. Cost of sales as a percentage of sales revenue were 68.99% and 58.57% for the three months ended September 30, 2013 and 2012, respectively, an increase of 10.42 percentage points. The increase was mainly attributable to the costs of manufacturing the special products.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased by $0.92 million, or 17.66%, to $4.27 million for the three months ended September 30, 2013, from $5.18 million for the same period in 2012. The decrease in our gross profit was mainly attributable to we manufactured more special products with high price and high costs according to our customers’ higher requirements, so the cost of sales increased significantly. The average unit selling price of our products increased 83.98% in the three months ended September 30, 2013 in comparison with the same period in 2012. Gross profit margin for the three months ended September 30, 2013 decreased to 31.01% from 41.43% for the same period in 2012. The decrease in our gross profit margin was mainly attributable to the increase in labor costs and raw material costs associated with the special products as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses decreased by $1.03 million, or 43.43%, to $1.35 million for the three months ended September 30, 2013, from $2.38 million for the same period in 2012. As a percentage of sales revenue, administrative expenses decreased to 9.80% for the three months ended September 30, 2013, as compared to 19.05% for the same period in 2012. The decrease in administrative expense was primarily due to the decrease in bad debt expense in the third quarter of 2013. Bad debt expense decreased by $0.95 million, or 85.47%, to $0.16 million for the three months ended September 30, 2013 compared with $1.1 million for the same period in 2012. The decrease in the bad debt expense was mainly due to the account receivables collection for the three months ended September 30, 2013 was much better than the same period in 2012. The decrease was mainly because we established special department to collect the bad debt in the third quarter in 2013.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.24 million, or 76.70%, to $0.56 million for the three months ended September 30, 2013, from $0.32 million for the same period in 2012. The increase in research and development expenses was mainly attributable to the increase in the costs of raw materials used in R&D.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $0.07 million, or 4.37%, to $1.57 million for the three months ended September 30, 2013, from $1.64 million for the same period in 2012. As a percentage of sales revenue, selling expenses decreased to 11.38% for the three months ended September 30, 2013, as compared to 13.09% for the same period in 2012. The decrease was mainly attributable to the decreased travelling expenses of our sales personnel. Traveling expense decreased by $0.33 million, or 41.93%, to $0.46 million for the three months ended September 30, 2013, from $0.79 million for the same period in 2012. The decrease in travelling expenses was mainly due to less orders received in the three months ended September 30, 2013 as compared to the same period in 2012.

Income before income taxes. Income before income taxes increased by $0.13million, or 19.43%, to $0.79 million for the three months ended September 30, 2013, from $0.66 million for the same period in 2012. Such increase was mainly attributable to the increase in our sales revenue.

Income taxes. Our income taxes decreased to $0.09 million for the three months ended September 30, 2013, from $0.12 million for the same period in 2012, as a result of the prepayment of income tax decreased in the third quarter in 2013.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders increased by $0.20 million, or 38.35%, to $0.70 million for the three months ended September 30, 2013, from $0.50 million for the same period in 2012. As a percentage of sales revenue, our net income attributable to common stockholders was 5.07% and 4.03% for the three months ended September 30, 2013 and 2012, respectively.

Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

The following table sets forth key components of our results of operations for the periods indicated.

	Nine months Ended
	September 30,		$	%
	2013	2012	Change	Change
Sales revenue	$32,584,283	$35,152,955	$(2,568,672)	(7.31)
Cost of sales	(21,314,593)	(20,549,861)	(764,732)	3.72
Gross profit	11,269,690	14,603,094	(3,333,404)	(22.83)
Operating expenses:
Administrative expenses	3,852,670	4,423,011	(570,341)	(12.89)
Research and development expenses	1,191,079	814,509	376,570	46.23
Selling expenses	4,063,539	5,845,212	(1,781,673)	(30.48)
Total operating expenses	9,107,288	11,082,732	(1,975,444)	(17.82)
Income from operations	2,162,402	3,520,362	(1,357,960)	(38.57)
Interest income	19,069	19,796	(727)	(3.67)
Other income	560,670	649,987	(89,317)	(13.74)
Finance costs	(946,662)	(1,377,799)	431,137	(31.29)
Other expense	(621)		(621)	100
Income before income taxes and noncontrolling interests	1,794,858	2,812,346	(1,017,488)	(36.18)
Income taxes	(376,841)	(234,630)	(142,211)	60.61
Net income before noncontrolling interests	1,418,017	2,577,716	(1,159,699)	(44.99)
Net loss attributable to noncontrolling interests	(53,092)	(76,833)	23,741	(30.90)
Net income attributable to THT common stockholders	$1,364,925	$2,500,883	$(1,135,958)	(45.42)

Sales revenue. Our sales revenue decreased by $2.57 million, or 7.31%, to $32.58 million for the nine months ended September 30, 2013, from $35.15 million for the same period in 2012. Our sales volume in the nine months ended September 30, 2013 amounted to 1,403 units, a decrease of 540 units, from 1,943 units for the same period in 2012. Unit price increased by $5,133, or 28.37%%, to $23,225 for the nine months ended September 30, 2013, from $18,092 for the same period in 2012. The increase in unit price was caused by we manufactured more special products with high price and high costs according to our customers’ higher requirements. Sales revenue decrease was mainly due to the decreased sales revenue from shell-and-tube heat exchangers and heat exchange units in the 2013 period as compared with the 2012 period. Sales revenue from shell-and-tube heat exchangers decreased by $2.34 million, or 54.85%, to $1.93 million for the nine months ended September 30, 2013, from $4.27 million for the same period in 2012. Sales revenue from heat exchange units decreased $1.64 million, or 13.84%, to $10.20 million for the nine months ended September 30, 2013 from $11.84 million for the same period in 2012. Although sales revenue from air coolers and other products increased, the increase was not enough to offset the decreased sales revenue from the products noted above.

The following table shows our sales revenue by product for the nine months ended September 30, 2013 and 2012:

	Nine months Ended September 30,
	2013		2012
	$	%	$	%
Plate heat exchanger	$13,189,394	40.48	$13,393,408	38.10
Heat exchange unit	10,199,904	31.30	11,837,940	33.68
Air-cooled heat exchanger	1,898,115	5.83	1,117,187	3.17
Shell-and-tube heat exchanger	1,928,460	5.92	4,271,045	12.15
Others	5,368,410	16.47	4,533,375	12.90
TOTAL	$32,584,283	100.00	$35,152,955	100.00

Cost of sales. Our cost of sales increased by $0.76 million, or 3.72%, to $21.31 million for the nine months ended September 30, 2013, from $20.55 million for the nine months ended September 30, 2012. We manufactured more special products with high price and high costs according to our customers’ higher requirements in the third quarter which led to increased cost of sales. Cost of sales as a percentage of sales revenue were 65.41% and 58.46% for the nine months ended September 30, 2013 and 2012, respectively, an increase of 6.95 percentage points. The increase was mainly attributable to the costs of manufacturing the special products.

Gross profit. Our gross profit decreased by $3.33 million, or 22.83%, to $11.27 million for the nine months ended September 30, 2013, from $14.60 million for the same period in 2012. The decrease in our gross profit was mainly attributable to decreased sales revenue from shell-and-tube heat exchangers and heat exchange units. The average unit selling price of our products increased 28.37% in the nine months ended September 30, 2013 in comparison with the same period in 2012. Gross profit margin for the nine months ended September 30, 2013 dropped to 34.59% from 41.54% for the same period in 2012. The decrease in our gross profit margin was mainly attributable to the increase in labor costs and raw material costs associated with the special products as noted above.

Administrative expenses. Our administrative expenses decreased by $0.57 million, or 12.90%, to $3.85 million for the nine months ended September 30, 2013, from $4.42 million for the same period in 2012. As a percentage of sales revenue, administrative expenses decreased to 11.82% for the nine months ended September 30, 2013, as compared to 12.58% for the same period in 2012. The decrease in administrative expense was primarily due to the decrease in bad debt expense for the nine month ended September 30, 2013. Bad debt expense decreased by $1.11 million, or 75.30%, to $0.36 million for the nine months ended September 30, 2013 compared with $1.47 million for the same period in 2012. The decrease in the allowance for doubtful accounts was mainly due to the account receivables collection for the nine months ended September 30, 2013 is much better than the same period in 2012. The decrease was mainly because we established special department to collect the bad debt in the third quarter in 2013.

Research and development expenses. Our research and development expenses increased by $0.38 million, or 46.23%, to $1.19 million for the nine months ended September 30, 2013, from $0.81 million for the same period in 2012. The increase in research and development expenses was mainly attributable to the increase in the costs of raw materials used in R&D.

Selling expenses. Our selling expenses decreased by $1.78 million, or 30.48%, to $4.06 million for the nine months ended September 30, 2013, from $5.85 million for the same period in 2012. As a percentage of sales revenue, selling expenses decreased to 12.47% for the nine months ended September 30, 2013, as compared to 16.63% for the same period in 2012. The decrease was mainly attributable to the decreased travelling expenses of our sales personnel. Traveling expense decreased by $2.09 million, or 66.04%, to $1.07 million for the nine months ended September 30, 2013, from $3.16 million for the same period in 2012. The decrease in travelling expenses was mainly due to less orders received in the nine months ended September 30, 2013 as compared to the same period in 2012.

Income before income taxes. Income before income taxes decreased by $1.02 million, or 36.18%, to $1.79 million for the nine months ended September 30, 2013, from $2.81 million for the same period in 2012. Such decrease was mainly attributable to the decrease in our gross profit.

Income taxes. Our income taxes increased to $0.38 million for the nine months ended September 30, 2013, from $0.23 million for the same period in 2012, as a result of the adjustment of income taxes rebates which requested us to pay back adjusted amount of taxes from 2008 to 2012 in the second quarter of 2013.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $1.14 million, or 45.43%, to $1.36 million for the nine months ended September 30, 2013, from $2.50 million for the same period in 2012. As a percentage of sales revenue, our net income attributable to common stockholders was 4.19% and 7.11% for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $1.75 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately 6.18 million. In addition, we have an approximately $15.95 million credit line from Agriculture Bank and Construction Bank of China. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from a reversal of allowance of $1.47 million in the nine months ended September 30, 2012 to $0.36 million in the same period in 2013. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Nine months Ended September 30,
	2013	2012
Net cash used in (provided by) operating activities	$(4,529,719)	$(4,338,155)
Net cash used in (provided by) investing activities	(262,174)	(1,121,293)
Net cash provided by(used in) financing activities	(4,342,041)	5,310,592
Effects of exchange rate change in cash	185,567	42,366
Net decrease in cash and cash equivalents	(8,948,367)	(106,490)
Cash and cash equivalents at beginning of the period	10,703,199	7,340,068
Cash and cash equivalent at end of the period	$1,754,832	$7,233,578

Operating Activities

Net cash used in operating activities was $4.53 million for the nine months ended September 30, 2013, compared with $4.34 million for the same period in 2012, an increase of $0.19 million or 4.4% . The increase in net cash used in operating activities was mainly attributable to decrease of accounts receivable by $4.0 million, decrease of bills receivable by $2.0 million, decrease of other receivables, prepayments and deposits by $1.4 million, increase of accounts payable by $2.3 million, offset by decreased income of $1.2 million, payments made to acquire inventories of $4.7 million, and increase of other payables and accrued expenses of $3.3 million.

Investing Activities

Net cash provided by investing activities was $0.26 million for the nine months ended September 30, 2013, compared with $1.12 million in the same period in 2012, a decrease of $0.86 million or 77%. The decrease was mainly due to a cash payment of $0.74 million to acquire land use right during the nine months ended September 30, 2012. There was no such payment made during the nine months ended September 30, 2013.

Financing Activities

Net cash used in financing activities was $4.34 million for the nine months ended September 30, 2013, compared with $5.31 million provided by the financing activities for the same period in 2012, a 182% increase of cash used in financing activities by $9.65 million. The increase in net cash used in financing activities was mainly attributable to the increase of net repayment of short term loans by $9.40 million during the nine months ended September 30, 2013 as compared to the same period in 2012.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Nine months Ended September 30,
	2013	2012
Construction costs	$144,681	$-
Purchase of equipment	152,282	699,989
Prepayment for land use right	-	1,675,667
Total capital expenditures	$296,963	$2,375,656

We estimate that our total capital expenditures in fiscal year 2013 will reach approximately $0.5 million to buy equipment for necessary products.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2013. Based upon, and as of the date of this evaluation, Messrs. Zhao and He determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2012, which we are still in the process of remediating as of September 30, 2013, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2013, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
Zhigang Xu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).