Form 10-K
period 2013-12-31
THT Heat Transfer Technology, Inc.
filed 2014-03-31
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

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

Yes [   ]              No [X]

As of June 29, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Global Market) was approximately $18.1 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 20,453,500 shares of the registrant’s common stock outstanding as of March 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THT HEAT TRANSFER TECHNOLOGY, INC.

Annual Report on Form 10-K
Year Ended December 31, 2013

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	52

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

Megaway was incorporated in the BVI on April 8, 2009. Megaway is a holding company that has no operations or assets other than its ownership of all of the capital stock of Star Wealth. Star Wealth was incorporated in Hong Kong on March 25, 2009. Star Wealth is also a holding company that has no operations or assets other than its ownership of all of the equity interests of Siping Juyuan, which was acquired by Star Wealth on June 8, 2009. Siping City Juyuan Heat Exchange Equipment Co., Ltd., the predecessor of Siping Juyuan, was first incorporated in China in December 1998. In May 2006, it was divided into three individual enterprises, including Siping Juyuan. Siping Juyuan carried on the primary business of Siping City Juyuan Heat Exchange Equipment Co., Ltd., while the other two enterprises gradually ceased operations. Mr. Guohong Zhao, our Chairman, Chief Executive Officer and President, is the founder of Siping City Juyuan Heat Exchange Equipment Co., Ltd.. All of our manufacturing operations are conducted through Siping Juyuan. Siping Juyuan entered into a share transfer agreement dated May 10, 2012 relating to the acquisition of the remaining 25% equity ownership interest in Beijing Juyuan from Hanyang. The purchase price for this 25% equity interest is RMB 2.5 million ($404,485). The acquisition transaction was completed in May 2013. As of December 31, 2013, Siping Juyuan owns 100% of the equity interests of Beijing Juyuan, which is solely engaged in the sales of Siping Juyuan’s products, and carries no production activities.

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

According to “China Heat Exchanger Industry Report” issued by Zero Power Intelligence Co., Ltd., an independent market research firm in China, the world heat exchanger market has grown significantly in the past several years. The global sales value of heat exchangers grew from $29.7 billion in 2005 to $38.6 billion in 2008, representing a growth of 30%, and is expected to grow to $53.3 billion in 2013, representing a growth of 38% in the four-year period from 2009 to 2012. According to the report, China has become the second largest market and one of the fastest growing markets for heat exchangers. The sales value of heat exchangers in China grew from $3.2 billion in 2005 to $5.4 billion in 2008, representing a growth of 70%, and is expected to grow to $ 16.3 billion in 2016, representing a growth of 202% in the eight-year period from 2009 to 2016.

We anticipate that growth in the Chinese heat exchanger industry will mainly be driven by the following factors:

  Rapid Economic Growth in China. According to the National Bureau of Statistics of the PRC, China’s GDP grew 7.7% in 2013, one of the fastest rates in the world. Because heat exchangers are widely used in various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding, the heat exchanger market benefits from the general growth of the economy.

  Expanding Energy Needs. A fast growing economy requires more energy. To keep pace with rising energy demands, additional power plants are being constructed. Heat exchangers are widely used in the closed circulation systems of thermal power plants, nuclear reactor heat exchange systems and regular water cooling systems of nuclear power plants. According to the State Electricity Regulatory Commission, energy investment in China was $84.9 billion in 2009 and is expected to grow at compound annual growth rates of 10% until 2014. The Chinese government plans to spend a total of $66 billion in nuclear power plant construction. By 2020, 23 million kilowatt level nuclear power plants will be constructed. In 2010, construction began on six new nuclear power plants in the provinces of Zhejiang, Shandong, Guangdong and Hainan.

  Environmental Protection. New environmental rules and regulations have helped reduce emissions and energy consumption. Both the Chinese and foreign governments encourage investments in order to reduce energy consumption and emissions. In many applications, industry buyers tend to use heat exchangers instead of simple cooling systems after giving consideration to their efficiency and energy savings. In 2012, investment in energy savings and emissions reduction in China was approximately $26.98 billion and reached approximately $553.75 billion in 2013. According to the World Nuclear Organization, as of March 2011, China had 28 operating nuclear reactors and 57 reactors in the construction or planning phases.

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

  Rise in Shipbuilding. The sea remains China’s most important transportation method and we expect that sea transportation will experience growth due to continued globalization. To satisfy the need for more sea transportation, more ships are required to be built. Heat exchangers are installed in the engine cooling and air- conditioning systems of every ship. China has become a strong player in shipbuilding. According to the Chinese shipbuilding industry association, in 2013, China delivered 35.73 million deadweight tonnage of new ships and became the world’s leading shipbuilder.

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

  Solid track record. Over the past ten years, we have successfully completed over 3,000 projects in more than 15 industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding. We have provided heat exchange solutions to Fortune 500 companies including Shell, BP, BASF, LG, Sinopec, and China Shenhua as well as for high profile projects in both the PRC and other countries. Noteworthy projects include the Wukesong Sports Center for the 2008 Olympics in Beijing, the Guangdong Linao nuclear plant and the BASF Chemical plant in Germany. Our strong track record and our demonstrated ability to develop and deliver high quality solutions provide our Company with a strong brand and reputation in the industry.

  Professional sales team. We have a sales team with 137 experienced sales people, which we believe is among the largest in the Chinese market. Our sales people are organized into four groups by industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience.

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

  Continually developing new products. We will continue to develop new products to broaden our product range so as to meet increased customer demands and seize larger market share. New products under development include plate air cooler used in the thorium molten salt reactor, or the TMSR, plate heat exchanger used in distributed energy resource, and plate evaporator and condenser used in ship generators. These new products will help us reach a larger number of customers in the chemical, food and beverage, pharmaceutical and refinery industries.

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

Plate heat exchangers are used in a variety of applications including iron, steel and aluminum manufacturing, chemical manufacturing, electric and nuclear power generation, central building air-conditioning, pharmaceutical production, and the food and beverage industry. Plate heat exchanger sales accounted for approximately 32% of our sales revenue in 2013.

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

Our heat exchanger units are most widely used in thermal power plants and residential heating systems, which require integration of control and monitoring systems for several distinct spaces. Sales of heat exchanger units accounted for approximately 44% of our sales revenue in 2013.

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

Air-cooled heat exchangers are used in various industries where cooling liquids are too costly to obtain or are not readily available. Sales of air-cooled heat exchangers accounted for 6% of our sales revenue in 2013.

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

Shell-and-tube heat exchangers are generally used in the same industries as plate heat exchangers, and are most commonly used with extremely high-pressure liquids. Shell-and-tube heat exchanger sales accounted for approximately 7% of our sales revenue in 2013.

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

Welded plate heat exchangers are utilized in many of the same industries as other plate heat exchangers and shell-and-tube heat exchangers. Welded plate heat exchangers accounted for 1% of our sales revenue in 2013.

Plate-and-Shell Heat Exchanger

A plate-and-shell heat exchanger is a hybrid type of heat exchanger that combines aspects of the plate heat exchanger and shell-and-tube heat exchanger. Plate-and-shell heat exchangers consist of a shell with heat transfer plates inside of the shell instead of tubes.

Advantages of a plate-and-shell heat exchanger include its high heat transfer efficiency (more than double that of a shell-and-tube heat exchanger), compact structure and light weight. Shell-and-plate heat exchangers are also resistant to high pressure and high temperatures and are commonly used to meet the requirements of large-scale equipment used in oil refining, the chemical industry, fertilizer production and metallurgy. Sales of plate-and-shell heat exchangers accounted for 1% of our sales revenue in 2013.

Other heat exchange products accounted for 9% of our sales revenue in 2013.

New Products under Development

Our research and development department is constantly working on new products for our customers and enhancements to our existing products. Currently, our research and development team is working on plate air cooler used in thorium molten salt reactors, or the TMSR, plate heat exchanger used in distributed energy resource and plate evaporators and condenser used in ship generators.

  Plate air cooler used in TMSR. The Chinese Academy of Sciences, or the CAS, has launched a strategic priority research program named “Advanced Fission Energy Program” in January 2011 to develop the TMSR for safer and more efficient commercial nuclear plants. According to the CAS, the program is getting $400 million in support from the Chinese government. Plate air cooler is a new product designed for the TMSR to reduce temperature through air ventilation. This new product adopts high efficient heat transfer components for high heat transfer efficiency and small drag losses to achieve heat demand. This new product may help reduce equipment costs and operation expenses of the TMSR. We expect to commercialize our plate air cooler in July 2014.

  Plate heat exchanger used in distributed energy resource. Plate heat exchanger used in distributed energy resource is designed for distributed energy supply system (cold, heat and electricity tri-generation systems), using the plate heat exchanger to provide central heating, cooling and hot water, so as to achieve energy conservation and emission reduction. This product has compact structure, small floor area occupation, high heat transfer efficiency, operation flexibility, wide range of application, and small heat loss and so on. We expect to commercialize our plate heat exchanger used in distributed energy resource in 2016.

  Plate evaporator and condenser used in ship generators. Ocean ships need large amount of fresh water everyday. The plate fresh water generator utilizes plate evaporator to heat sea water and convert steam to water by a condenser. The plate evaporator and condenser has high heat transfer efficiency, small volume, light weight, high corrosion resistance, and convenient installation. Commercialization is scheduled to take place in 2015.

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

The capacity and utilization of our production lines are set forth below:

Production Line	Current Capacity	2013 Utilization	2012 Utilization
Plate heat exchanger production line (square meters)	300,000	90%	70%
Welding workshop (tons)	3,000	90%	90%
Plate heat exchanger production line (square meters)	200,000	50%	45%

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

The following table sets forth our top ten suppliers in 2013:

Supplier	Raw Materials	Amount (in thousands of U.S. Dollars)
Dashiqiao Petrochemical Machinery Forging Factory	Forging	5,656,502
Liaoning Hong Sheng Thermal Energy Technology Co., Ltd.	White Steel Plate	3,668,588
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	2,943,882
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	1,289,318
Xi’an Lianyi Rubber Products Co., Ltd.	Glue Cushion	1,093,642
Siping Xin Guang Ju Automatic Control Equipment Co., Ltd.	Electric	1,034,269
Dalian Longde Automation Equipment Co., Ltd.	Electric	981,161
Luoyang Shuang Rui Precision Casting Titanium Industry Co., Ltd.	Titanium plate	924,445
Jiangmen Xinhao Special Stainless Steel Material Co., Ltd.	White Steel Plate	802,169
Tianjin Gerui New Metal Co., Ltd.	White Steel Plate	776,677

The following table sets forth our top ten suppliers in 2012:

Supplier	Raw Materials	Amount (in thousands of U.S. Dollars)
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	2,528
Tianjin Gerui New Metal Co., Ltd.	White Steel Plate	1,654
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	1,543
Qingdao Puxiang Stainless Steel Co., Ltd.	White Steel Plate	1,388
Xi’an Lianyi Rubber Products Co., Ltd.	Glue Cushion	1,181
Tianjin Taigang Daming Metal Products Co., Ltd.	White Steel Plate	1,047
Jiangmen Xinhao Special Stainless Steel Material Co., Ltd.	White Steel Plate	1,009
Dalian Longde Automation Equipment Co. , Ltd	Electric	788
Siping Tianyan Mechanical and Electrical Manufacturing Co., Ltd	White Steel Plate	695
Qingdao Haituo Zhibo Electrical Engineering Co., Ltd.	Electric Cabinets	693

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
Sinopec Yueyang Plant (Yueyang, China) and Sinopec Anqing Plant (Anqing, China)
China Shenhua Baotou Coal Chemical Plat (Baotou, China)
LG Chemical Tianjin Plant (Tianjin, China)
CNPC Cangzhou Plant (Cangzhou, China) and CNPC Harbin Plant (Harbin, China)
CGN, Linao Nuclear Plant (Guangdong, China)
BASF Chemical Plant (Germany)
Isdemir, Inc. Steel Plant (Turkey)

*All marks are trademarks or registered trademarks of their respective owners. The display of trademarks herein does not imply that a license of any kind has been granted.

The following table sets forth our top ten customers in 2013:

Customer	Main Products	Amount (in thousands of U.S. Dollars) (without VAT)	% of Sales Revenue
State Power Corp Jiuquan Heating Co., Ltd.	Heat Exchanger Unit	1,812,814	2.52
Baiyin Tong Cheng Heating Co., Ltd.	Heat Exchanger Unit	1,741,019	2.42
Zhangjiagang Fu Rui Special Equipment Co., Ltd.	Air-Cooler	1,719,128	2.39
Xiji Urban and Rural Construction and Environmental Protection Bureau	Heat Exchanger Unit	1,706,375	2.38
Tongfang Co. Ltd.	Plate Heat Exchanger	1,685,973	2.35
Chiping Xinfa Material Supply and Service Co., Ltd.	Plate Heat Exchanger	1,279,876	1.78
Songyuan Heating Co., Ltd.	Heat Exchanger Unit	1,226,113	1.71
Ejin Horo Banner Jiu Tai Heating Co., Ltd.	Heat Exchanger Unit	1,209,934	1.68
Da’erkai Sunny (Harbin) Heating Co., Ltd.	Heat Exchanger Unit	1,170,432	1.63
Gas Branch of Daqing Oilfield Co., Ltd.	Shell-and-Tube Heat exchanger	1,144,295	1.59

The following table sets forth our top ten customers in 2012:

Customer	Main Products	Amount (in thousands of U.S. Dollars) (without VAT)	% of Sales Revenue
Taiyuan Heating Power Company	Plate Heat Exchanger	2,613	4.16%
National Electric International Economic and Trade Co., Ltd.	Heat Exchanger Unit	2,073	3.30%
National Electric Jiuquan Heating Power Company	Heat Exchanger Unit	2,000	3.19%
Songyuan Heating Company	Heat Exchanger Unit	1,623	2.59%
Hua’neng Daqing Thermoelectric Co., Ltd.	Heat Exchanger Unit	1,551	2.47%
Da’er Kai Sunny (Harbin) Thermal Power Co., Ltd.	Heat Exchanger Unit	1,524	2.43%
Shanxi Colored Yulin New Material Co., Ltd.	Plate Heat Exchanger
Heat Exchanger Unit	1,084	1.73%
CTIEI	Plate Heat Exchanger	1,072	1.71%
Qingdao Taineng Gas Group Co., Ltd.	Shell-and-Tube Heat exchanger	929	1.48%

Sales and Marketing

As of December 31, 2013, our sales force consisted of 137 experienced sales people organized into four groups based on industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving our customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience. Of the 137 members of our sales staff, 26 are based in Beijing and Siping, and 111 are based in 13 other sales offices throughout 13 different Chinese provinces.

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

We own nineteen patents, all of which are for utility models. The term of the patents, as stipulated by the PRC Patent Law, is ten years starting from the authorization date. The following table lists our patents, their registration and certificate numbers and their authorization dates:

Patents	Registration No.	Certificate No.	Authorization Date
Shell and tube helix baffle plate heat exchanger	ZL201020107719.2	1565896	2010-10-20
High efficiency wide flow channel disassemble plate heat exchanger	ZL200920093790.7	1512219	2010-08-18
Special high efficiency detachable type heat exchanger heat transfer plate	ZL200920094384.2	1565896	2010-05-12
A kind of plate heat exchanger use in air conditioning industry	ZL200920094383.8	1411275	2010-05-12
Variable section flow channel plate heat exchanger	ZL200720093847.4	1109105	2008-10-08
Wide flow channel disassemble plate heat exchanger	ZL200520127760.5	876165	2007-03-07
Wide flow channel welded plate heat exchanger	ZL200520127762.4	842256	2006-11-29
Large-scale closed cooling water circulator	ZL200520127763.9	CN 2842348Y	2006-11-29
Block type heat exchanger	ZL200520127761X	842022	2006-11-29
Powder heat exchanger	ZL20120579425.X	1817117	2010-10-28
Semi-welded plate heat exchanger	ZL201120167533.0	2055400	2011-12-28
O-ring composite sealing gasket with U type protective use in plate heat exchanger	ZL201120459019.4	2298122	2012-07-11
Plate heat exchangers with double sealed washer	ZL201120444804.2	2276392	2012-07-04
Plate and shell heat exchanger with countercurrent circular plate	ZL201220225259.2	2557243	2012-12-05
Main pump lube oil cooler	ZL201220225258.8	2555906	2012-05-18
Efficient detachable wide channel plate heat exchanger	ZL200910067086.9	1124253	2013-1-23
Hybrid heat heater for heating network	ZL201220679204.9	2925929	2013-5-29
Vertical floating-head heat exchanger	ZL201320105056.4	3099993	2013-8-14
Double seal high-pressure plate heat exchanger	ZL201320297235.2	3341805	2013-12-25

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

Employees

As of December 31, 2013, we employed a total of 732 full-time employees. The following table sets forth the number of employees by function:

Function	Number of Employees
Senior Management	8
Solution design	24
Sales	137
Marketing	23
Procurement	28
Production	308
Quality Control	24
R&D	44
HR & Administration	123
Finance	10
Internal Audit and Control	3
TOTAL	732

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

Approximately 20.45% of our sales revenue in 2013 came from our top ten customers, with our largest customer, State Power Corp Jiuquan Heating Co., Ltd., accounting for approximately 2.52% of our sales revenue in 2013. If we cease to do business at or above current levels with the top customers or with any other large customers who contribute significantly to our sales revenue, and we are unable to generate additional or substitute sales revenue, our net income would decline considerably.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, management identified material weaknesses. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

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

Our common stock is traded on the NASDAQ Capital Market under the symbol “THTI.” The trading market in our common stock has been substantially less liquid than the average trading market for companies trading on the NASDAQ Stock Market. Reported average daily trading volume in our common stock for the three months immediately prior to March 1, 2013, was approximately 20.45 million shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, cash flows or operating results.

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

	Closing Prices(1)
	High	Low
Year Ended December 31, 2013
1st Quarter	$1.19	$1.00
2nd Quarter	1.25	0.90
3rd Quarter	1.19	0.77
4th Quarter	1.29	0.83

Year Ended December 31, 2012
1st Quarter	$1.74	$0.87
2nd Quarter	2.31	1.26
3rd Quarter	1.86	0.77
4th Quarter	1.30	0.92

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 31, 2014, there were approximately 795 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2013 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2013 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2013.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan. Siping Juyuan entered into a share transfer agreement dated May 10, 2012 relating to the acquisition of the remaining 25% equity ownership interest in Beijing Juyuan from Hanyang. The purchase price for this 25% equity interest is RMB 2.5 million ($404,485). The acquisition transaction was completed in May 2013.

Financial Performance Highlights

The following are some financial highlights for the year:

  Sales revenue: Sales revenue increased by $9.07 million, or 14.44%, to $71.84 million for 2013, from $62.77 million for 2012.

  Gross profit: Gross profit increased by $0.51 million, or 2.34%, to $22.16 million for 2013, from $21.65 million for 2012. As a percentage of sales revenue, gross profit decreased by 3.64% to 30.85% for 2013 from 34.49% for 2012.

  Net income attributable to stockholders: Net income attributable to our stockholders decreased by $0.11 million, or 3.40%, to $3.06 million for 2013, from $3.16 million for 2012.

  Fully diluted net income per share: Fully diluted net income per share was $0.15 for 2013, the same as in 2012.

Principal Factors Affecting our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  China’s Strong Commitment to the Environment. In March 2013, China’s Premier Li Keqiang “declared war” on pollution at China’s annual parliamentary session. Environmental quality in China has become inseparable from economic growth. The Chinese government has been demonstrating strong commitment to tackle environmental issues. In the green initiatives such as the TMSR program supported by the government, our products may play an important role to improve energy efficiency and reduce waste. We expect our R&D efforts will go in line with China’s green agenda and contribute to a better environment.

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

  PRC Regulations. China has looked favorably on the heat exchange industry and has loosened regulations to promote manufacturing growth in China, which ultimately benefits the Company and similarly situated companies. The Chinese government committed to promote the development of China’s urbanization, which includes the heat exchange industry, through, among other things, tax incentives, import/export support and capital support. In addition, the stimulus package offered by the Chinese government will provide market opportunities for us. As long as China continues to promote economic growth and allows manufacturing companies to grow and expand their operations, we expect our operations will be positively affected by PRC regulations.

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

According to the PRC’s central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25% under the EIT Law. On October 13, 2011, Siping Juyuan was granted the High and New Technology Enterprise status which entitled it to a 15% preferential income tax rate for a period of three years from 2011 to 2014. In addition, Siping Juyuan was entitled to a special tax concession because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this tax concession entitled Siping Juyuan to a refund of VAT paid during the reporting period. Starting from February 2013, Siping Juyuan is no longer entitled this Tax Concession due to lack of required numbers of handicapped staff.

Beijing Juyuan, being a sino-foreign joint venture enterprise, was entitled to two years’ EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years. This tax holiday commenced in the fiscal year of 2008. Beijing Juyuan was therefore subject to EIT at the rate of 12.5% during the year ended December 31 2012. Beijing Juyuan ceased to be a sino-foreign joint venture after we acquired 25% equity interest in Beijing Juyuan from Hanyang International GmbH (“Hanyang”), our foreign business partner, in May 2013. Beijing Juyuan was subject to EIT at the standard rate of 25% during the year ended December 31, 2013.

See Item 1 “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our PRC subsidiaries.

Results of Operations

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2013 and 2012.

	Year Ended December 31,		$	%
	2013	2012	Change	Change
Sales revenue	$71,836,009	$62,770,692	$9,065,317	14.44
Cost of sales	(49,678,138)	(41,118,573)	(8,559,565)	20.82
Gross profit	22,157,871	21,652,119	505,752	2.34
Operating expenses:
Administrative expenses	8,623,143	5,910,211	2,712,932	45.90
Research and development expenses	2,648,778	2,230,364	418,414	18.76
Selling expenses	5,900,549	8,195,117	(2,294,568)	(28.00)
Total operating expenses	17,172,470	16,335,692	836,778	5.12
Income from operations	4,985,401	5,316,427	(331,026)	6.23
Interest income	6,697	28,245	(21,548)	(76.29)
Other income	684,858	524,463	160,395	30.58
Finance costs	(1,468,659)	(1,814,313)	345,654	(19.05)
Other expenses	(45,568)	(175,538)	(129,970)	(74.04)
Income before income taxes	4,162,729	3,879,284	283,445	7.31
Income taxes	(1,054,156)	(699,950)	(354,206)	50.60
Net income before noncontrolling interests	3,108,573	3,179,334	(70,761)	(2.23)
Net income attributable to noncontrolling interests	(53,092)	(16,309)	36,783	(225.54)
Net income attributable to THT common stockholders	$3,055,481	$3,163,025	$(107,544)	(3.40)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $9.07 million, or 14.44%, to $71.84 million in 2013 from $62.77 million in 2012. Our sales volume in 2013 amounted to 3,418 units, a decrease of 308 units, from 3,726 units in 2012. Unit price increased by $4,171, or 24.76%, to $21,017 in 2013 from $16,846 in 2012. The increase in unit price was because we manufactured more custom-made products with higher price. Sales revenue from heat exchange units increased by $6.98 million, or 28.42%, to $31.55 million in 2013 from $24.57 million in 2012. Sales revenue from air-coolers increased by $2.48 million, or 143.37%, to $4.21million in 2013, from $1.73 million in 2012. The increase was caused by increasing demand for our products as a result of the economic recovery of China in 2013.

The following table shows our sales revenue by product for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
	$	%	$	%
Plate heat exchanger	$22,889,232	32	$24,232,037	39
Heat exchange unit	31,554,194	44	24,571,248	39
Air-cooled heat exchanger	4,210,607	6	1,730,094	3
Shell-and-tube heat exchanger	4,781,259	7	5,978,256	9
Others	8,400,717	11	6,259,057	10
TOTAL	$71,836,009	100	$62,770,692	100

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales increased by $8.56 million, or 20.82%, to $49.68 million in 2013 from $41.12 million in 2012. The increase in the cost of sales was generally in line with the increase in our sales revenue. Cost of sales as a percentage of sales revenue were 69.15% and 65.51% for 2013 and 2012, respectively. The increase was mainly attributable to the costs of manufacturing the custom-made products.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by $0.51 million, or 2.34%, to $22.16 million in 2013 from $21.65 million in 2012. The increase in our gross profit was mainly attributable to increased sales revenue from heat exchanger units and air coolers. Although the average sales price per unit increased by 24.76% year over year, gross profit margin for 2013 dropped to 30.85% from 34.49% for 2012. The decrease in our gross profit margin was mainly attributable to the increase in labor costs and raw material costs associated with the custom-made products as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by $2.71 million, or 45.90%, to $8.62 million in 2013 from $5.91 million in 2012. As a percentage of sales revenue, administrative expenses increased to 12.00% in 2013, as compared to 9.73% in 2012. The increase in administrative expenses was primarily due to an increase of bad debt expense. Bad debt expense increased by $1.26 million to $3.34 million in 2013 compared with $2.08 million in 2012. The increase was mainly a result of our policies for bad debt reserves. We record an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years. Our account receivables age between 1 to 2 years increased by $2.91 million in 2013 compare to 2012.

We believe our allowance for doubtful accounts is appropriate. We have installment payment arrangement with our customers. The tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our bad debt expense from $2.08 million in 2012 to $3.40 million in 2013. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. 54% of our customers have been affected by the tightened credit policy and have limited access to capital.

Our allowance of obsolete inventory is also appropriate because we purchase raw materials after we receive purchase orders. Although our customers may delay their payment or delivery schedules which increase our inventories, they do not cancel their orders to cause us classify the delayed inventories as obsolete inventories.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.42 million, or 18.76%, to $2.65 million in 2013 from $2.23 million in 2012. The increase in research and development expenses was mainly attributable to the increase in the costs of raw materials used in R&D.

The detailed information of the last two years on research and development activities’ expenses are as follows:

	Year Ended December 31,		Change
	2013	2012
Material	$1,734,946	$1,179,592	47.08%
Depreciation expense	150,260	210,802	(28.72)%
Costs	339,488	464,103	(26.85)%
Salary	424,084	375,867	12.83%
Total	$2,648,778	$2,230,364	18.76%

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $2.29 million, or 28.00%, to $5.90 million in 2013, from $8.20 million in 2012. As a percentage of sales revenue, selling expenses decreased to 8.21% in 2013, as compared to 13.06% in 2012. The decrease was mainly attributable to the decreased travelling expenses of our sales personnel. Traveling expenses decreased by $2.47 million, or 60.04%, to $1.62 million in 2013, from $4.05 million in 2012. The decrease in travelling expenses was mainly due to less orders received in 2013 as compared to 2012.

Income before income taxes. Income before income taxes increased by $0.28 million, or 7.31%, to $4.16 million in 2013, from $3.88 million in 2012. Such increase was mainly attributable to increased gross profit.

Income taxes. Our income taxes increased to $1.05 million in 2013 from $0.70 million in 2012, as a result of increased taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $0.11 million, or 3.40%, to $3.06 million for 2013, from $3.16 million for 2012. As a percentage of sales revenue, our net income attributable to common stockholders was 4.25% and 5.04% for 2013 and 2012, respectively.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $9.08 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $4.76 million. In addition, we have an approximately $16.04 million credit line from China Construction Bank and Agriculture bank of China. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our bad debt expense from $2.08 million in 2012 to $3.29 million in 2013. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Year Ended December 31,
	2013	2012
Net cash used in operating activities	$2,893,499	$4,315,633
Net cash provided by/(used in) investing activities	47,508	(1,505,430)
Net cash (used in)/provided by financing activities	(4,778,920)	475,315
Effects of exchange rate change in cash	216,851	77,613
Net (decrease)/increase in cash and cash equivalents	(1,621,062)	3,363,131
Cash and cash equivalents at beginning of the year	10,703,199	7,340,068
Cash and cash equivalent at end of the year	$9,082,137	$10,703,199

Operating Activities

Net cash provided by operating activities was $2.89 million for 2013, compared with $4.32 million for 2012. The decrease in net cash provided by operating activities was mainly attributable to decrease of other payables and accrued expenses of $8.18 million, allowance for doubtful accounts of $1.21 million, and increase of retention receivable of $0.88 million, offset by decrease of inventories of $6.60 million, decrease of bill receivable of $ 1.83 million, and decrease of tax payable of $0.75 million.

Investing Activities

Net cash provided by investing activities was $0.05 million for 2013, compared with used in investing activities of $1.51 million for 2012. The decrease was mainly due to a cash payment of $0.74 million to acquire land use right in 2012. There was no such payment made in 2013.

Financing Activities

Net cash used in financing activities was $4.78 million for the year ended December 31, 2013, compared with net cash provided by financial activities of $0.48 million for the year ended December 31, 2012. The increase in net cash used in financing activities was mainly attributable to the following reasons: The Company made net payments of approximately $3.23 million bank loans for the year ended December 31, 2013 while it increased net borrowing of approximately $2.38 million bank loans for the year ended December 31, 2012. The Company made net payments of approximately $1.38 million long term loans for the year ended December 31, 2013 while it made net payments of approximately $1.90 million bank loan for the year ended December 31, 2012.

Short-Term Loans

As of December 31, 2013, the amount outstanding, maturity date and term of each of our short-term bank loans were as follows:

		Interest
Bank	Amount*	Rate	Maturity Date	Duration
Agricultural Bank of China, Jiuyuan Branch	3,273,109	6.0%	June 27, 2014	1 year
Agricultural Bank of China, Jiuyuan Branch	2,945,797	6.0%	July 4, 2014	1 year
China Construction Bank	9,819,324	6.0%	June 13, 2014	1 year
TOTAL	$16,038,230

* Calculated based on the exchange rate of $1 = RMB 6.1104 (December 31, 2013)

The unsecured bank loans as of December 31, 2013 were guaranteed by Mr. Zhao and the non-related parties who received 2% of the loan balance as compensation for acting as guarantors for the Company.

Long-Term Loans

On July 19, 2011, the Company entered into a loan agreement with China Development Bank for a loan in the maximum principal amount of $4.73 million. The loan bears interest at an annual rate of 15% over the benchmark rate of the People’s Bank of China and matures on July 18, 2014. The loan is guaranteed by a third party. As a condition to the guarantee for the loan, the Company paid 2.5% of the loan balance to the third party as compensation for acting as guarantor for the Company and put deposits to the guarantor in the amounts of $245,483 and $475,542 as of December 31, 2013 and December 31, 2012, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans. Under the loan agreement, the Company’s inventory level cannot be lower than RMB 10 million (approximately $1.64 million) during the loan period.

In December 2013, the Company also obtained a 3-year entrusted loan from a non-financial institution in the amount of 572,794 bearing interest at 3% per annum granted by local government.

As of December 31, 2013, the amounts outstanding of our long-term bank loans were as follows:

		Interest
Bank	Amount*	Rate	Maturity Date	Duration
China Development Bank	981,932	15.0%	July 18, 2014	3 years
Industrial Bank	572,794	3.0%	December 24,2016	3 years
TOTAL	$1,554,726

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

	Year Ended December 31,
	2013	2012
Construction costs	$282,452	$669.924
Purchase of equipment	119,150	-
Prepayment for land use right	-	738,845
Total capital expenditures	$401,602	$1,408,769

We estimate that our total capital expenditures in fiscal year 2014 will reach approximately $3.00 million. Our capital expenditures will be primarily for the purchase of equipment and construct plant.

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

Allowance for Doubtful Accounts

We present trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. We review a customer’s credit history before extending credit. Our allowance for doubtful accounts was $7.67 million at December 31, 2013 compared to $4.20 million at December 31, 2012. The $3.47 million increase was due to the significant increase in our account receivable. If the financial condition of our customers were to deteriorate further based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to us, then additional allowances may be required in future periods, which would adversely affect our financial performance.

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

Income Taxes

Our provision for income taxes is determined using the applicable statutory rate for each jurisdiction. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Our deferred tax asset was $0.17 million and $0.16 million at December 31, 2013 and 2012, respectively. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. As a result, Management recorded a valuation allowance against the deferred tax asset of $1.21 million and $0.77 million at December 31, 2013 and 2012, respectively. If we reduce the valuation allowance against our available deferred tax asset, our operating results and financial condition will be positively affected in future periods.

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

Net property, plant and equipment totaled $7.37 million and depreciation expense totaled $1.05 million as of and for the year ended December 31, 2013, respectively. Net property, plant and equipment totaled $7.71 million and depreciation expense totaled $1.10 million as of and for the year ended December 31, 2012 respectively.

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

The full text of our audited consolidated financial statements as of December 31, 2013 and 2012 begins on page F-1 of this report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. ZhigangXu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2013. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2013 due to the material weaknesses described below, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2013, our internal control over financial reporting was not effective because of the material weaknesses in our internal control over financial reporting described below.

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

Our management has identified the steps necessary to address the material weaknesses described above and in 2013, we have continued to implement the following remedial procedures.

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

The Company has engaged New Century Concepts Consultants Limited, or New Century, as its internal control consultant. New Century started evaluation of the effectiveness of our disclosure controls and procedures on October 27, 2010 and provided a preliminary report to our company on March 31, 2011. The Company has not updated its evaluation since then. We will implement an initiative to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout our company. We will provide training to our employees to ensure these procedures are properly performed. We will also evaluate hiring additional personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in U.S. GAAP to ensure the proper application thereof. Management believes the actions described above will strengthen our internal control over financial reporting. In August 2013, the Company hired Ms. Melody Shi to prepare financial statements and disclosures. Ms. Shi is an independent director of China Green Agriculture Inc.,(NYSE: CGA) since December 2011. Ms. Shi previously served as an independent director for Kingtone Wirelessinfo Solution Holding Ltd (Nasdaq: KONE) from March 2010 to July 2011. Prior to that, Ms. Shi served as Chief Financial Officer at China Infrastructure Construction Inc. from December 2009 to October 2010 and Chief Financial Officer at Shengtai Pharmaceutical Inc. from 2008 to December 2009. Prior to that, Ms. Shi served as Audit Manager at Kabani & Co. Inc. from 2005 to 2008. Ms. Shi graduated from the University of California, Irvine with an MBA degree in 2003 and Beijing Polytechnic University in 1997 with a Bachelor’s degree in Computer Science and International Trade and Business. Ms. Shi is a CPA in the United States and is fluent in English and Chinese. We believe her knowledge and expertise in U.S. GAAP and her experience working with Chinese companies listed in the U.S. have assisted the Company to strengthen our internal control and financial reporting.

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

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2013, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Guohong Zhao	53	Chairman, Chief Executive Officer and President
Zhigang Xu	42	Interim Chief Financial Officer, Treasurer and Secretary
Yue Cui	53	Vice President of Production
Fucai Zhan	43	Vice President of R&D and Director
Wenquan Tao	74	Director
Jingxun Chen	39	Director
To Tsang	38	Director
Youjun Lian	61	Director
Ariel Poppel	61	Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Except as set forth below, we believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2013.

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

Summary Compensation Table — Fiscal Years Ended December 31, 2013 and 2012

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Guohong Zhao, Chief Executive Officer	2013	16,819	-	-	-	-	16,819
	2012	16,819	-	-	-	-	16,819

Employment Agreements

We do not have an employment agreement with any of our management.

We have not provide retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2013, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

The following table sets forth the total compensation earned by our directors for their services as directors during fiscal year ended December 31, 2013:

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Guohong Zhao	-	-	-
Fucai Zhan	-	-	-
Wenquan Tao	24,000	-	24,000
Jingxun Chen	36,000	-	36,000
To Tsang	24,000	-	24,000
Youjun Lian	12,000	-	12,000
Ariel Poppel	-	-	-

We entered into separate independent director contracts and indemnification agreements with each of Messrs. Wenquan Tao and To Tsang. Under the terms of the independent director’s contracts, we agreed to pay Mr. Tao an annual fee of $24,000 and Mr. Tsang an annual fee of $24,000, as compensation for the services to be provided by them as independent directors. Under the terms of the indemnification agreements, we agreed to indemnify the independent director against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in our best interests.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2014 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, THT Industrial Park, No. 5 Nanhuan Road, Tiexi District, Siping, Jilin Province, 136000, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Guohong Zhao	Chairman and CEO	Common Stock	4,217,804	20.6%
Zhigang Xu	Interim Chief Financial Officer	Common Stock	0	*
Yue Cui	VP of Production	Common Stock	0	*
Fucai Zhan	VP of R&D and Director	Common Stock	0	*
Wenquan Tao	Director	Common Stock	0	*
Jingxun Chen	Director	Common Stock	24,667	*
To Tsang	Director	Common Stock	0	*
Youjun Lian	Director	Common Stock	0	*
Ariel Poppel	Director	Common Stock	0	*
All officers and directors as a group (9 persons named above)		Common Stock	4,583,881	22.4%
5% Security Holders
Guohong Zhao		Common Stock	4,217,804	20.6%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 20,453,500 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 31, 2014. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

We are not aware of any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

There have been no transactions since the beginning of the 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”).

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Audit Fees	$162,757	$33,381
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$162,757	$33,381

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by MaloneBailey LLP for our financial statements as of and for the year ended December 31, 2013.

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

Date: March [*], 2014

THT HEAT TRANSFER TECHNOLOGY, INC.

By:	/s/ Guohong Zhao
Guohong Zhao
Chief Executive Officer

By:	/s/ Zhigang Xu
Zhigang Xu
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guohong Zhao	Chairman and Chief Executive Officer	March [*], 2014
Guohong Zhao	(Principal Executive Officer)

/s/ Zhigang Xu	Interim Chief Financial Officer	March [*], 2014
Zhigang Xu	(Principal Financial and Accounting Officer)

/s/ Fucai Zhan	Director	March [*], 2014
Fucai Zhan

/s/ Wenquan Tao	Director	March [*], 2014
Wenquan Tao

/s/ Jingxun Chen	Director	March [*], 2014
Jingxun Chen

/s/ To Tsang	Director	March [*], 2014
To Tsang

/s/ Youjun Lian	Director	March [*], 2014
Youjun Lian

/s/ Ariel Poppel	Director	March [*], 2014
Ariel Poppel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
THT Heat Transfer Technology, Inc.

We have audited the accompanying consolidated balance sheets of THT Heat Transfer Technology, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company‘s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THT Heat Transfer Technology, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 31, 2014

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	December 31,	December 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$9,082,137	$10,703,199
Restricted cash	1,728,355	1,837,593
Counter guarantee receivable	245,483	237,771
Trade receivables, net	44,316,445	37,683,275
Bills receivable	1,716,223	2,452,478
Other receivables, prepayments and deposits, net	14,489,152	11,193,541
Inventories, net	25,303,711	31,892,204
Deferred tax assets	169,916	164,577
Total Current Assets	97,051,422	96,164,638

Retention receivable	2,208,751	1,237,473
Counter guarantee receivable	-	237,771
Property, plant and equipment, net	7,371,951	7,707,564
Land use rights, net	6,190,059	6,121,456
TOTAL ASSETS	$112,822,183	$111,468,902

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	8,912,229	7,721,067
Other payables and accrued liabilities	22,330,746	22,841,489
Income tax payable	599,781	615,800
Short-term bank loans	16,038,230	18,704,625
Current maturities of long-term loans	981,932	1,902,165
Total Current Liabilities	48,862,918	51,785,146
Non-current liabilities
Long-term loans	572,794	951,083
Total Long-term Liabilities	572,794	951,083

Total Liabilities	49,435,712	52,736,229

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at December 31, 2013 and December 31, 2012	20,454	20,454
Additional paid-in capital	26,524,324	27,396,455
Statutory reserve	3,652,538	3,295,014
Retained earnings	27,043,638	24,345,681
Accumulated other comprehensive income	6,145,517	4,253,693
Total THT Heat Transfer Technology Inc. stockholders’ equity	63,386,471	59,311,297
Noncontrolling interests	-	(578,624)
TOTAL SHAREHOLDERS’ EQUITY	63,386,471	58,732,673

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$112,822,183	$111,468,902

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	For the Years Ended December 31,
	2013	2012

Sales revenue	$71,836,009	$62,770,692
Cost of revenue	(49,678,138)	(41,118,573)
Gross Profit	22,157,871	21,652,119

Operating expenses
Administrative expenses	8,623,151	5,910,211
Research and development expenses	2,648,778	2,230,364
Selling expenses	5,900,549	8,195,117
Total Operating Expenses	17,172,478	16,335,692

Income from operations	4,985,393	5,316,427

Other Income (Expenses)
Interest income	6,697	28,245
Other income	684,858	524,463
Finance costs	(1,468,651)	(1,814,313)
Other expense	(45,568)	(175,538)
Total Other Expense	(822,664)	(1,437,143)

Income before income taxes and noncontrolling interests	4,162,729	3,879,284
Income tax expenses	(1,054,156)	(699,950)
Net Income	3,108,573	3,179,334
Net loss (income) attributable to noncontrolling interests	(53,092)	(16,309)
Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$3,055,481	$3,163,025

Net Income	3,108,573	3,179,334
Other Comprehensive Income
Foreign currency translation adjustments	1,949,710	502,248
Comprehensive Income	5,058,283	3,681,582
Comprehensive (income) loss attributable to noncontrolling interests	(25,690)	13,259
Comprehensive income attributable to THT Heat Transfer Technology, Inc. common stockholders	$5,032,593	$3,694,841

Earnings per share attributable to THT Heat Transfer Technology, Inc. common stockholders
Basic and diluted	$0.15	$0.15
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Stated in US dollars)

	THT Heat Transfer Technology, Inc.
	Common Stock				Accumulated Other			Total
			Additional Paid-in		Comprehensive		Noncontrolling	Shareholders'
	No. of Shares	Amount	Capital	Statutory Reserve	Income	Retained Earnings	Interests	Equity
Balance, December 31, 2012	20,453,500	$20,454	$27,396,455	$3,295,014	$4,253,693	$24,345,681	(578,624)	$58,732,673

Net income						3,055,481	53,092	3,108,573
Foreign currency translation adjustment					1,977,112		(27,402)	1,949,710
Appropriation to reserve				357,524		(357,524)		-
Decrease of non-controlling interests			(872,131)		(85,288)		552,934	(404,485)

Balance, December 31, 2013	20,453,500	$20,454	$26,524,324	$3,652,538	$6,145,517	$27,043,638	-	$63,386,471

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	For the Years Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$3,108,573	$3,179,334
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,182,585	1,157,147
Deferred taxes assets	-	89,178
Allowance for doubtful accounts	3,293,190	2,081,818
Changes in operating assets and liabilities:
Trade receivables	(8,152,892)	(5,891,584)
Bills receivable	805,249	(1,023,511)
Other receivables, prepayments and deposits	(3,503,715)	(3,262,548)
Inventories	7,524,330	927,608
Retention receivable	(919,091)	(42,541)
Trade payables	928,545	1,042,045
Other payables and accrued expenses	(1,337,747)	6,844,002
Tax payable	(35,528)	(785,315)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,893,499	4,315,633

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayments to land use right	-	(738,845)
Change in restricted cash	166,658	(96,661)
Payments to acquire property, plant and equipment	(119,150)	(669,924)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	47,508	(1,505,430)

Cash flows from financing Activities
Proceeds from bank loans	25,522,979	20,137,483
Repayment of bank loans	(28,753,736)	(17,760,911)
Proceeds from long-term loans	554,533	-
Repayment of long-term loans	(1,938,454)	(1,901,257)
Refund of Counter guarantee receivable	240,243	-
Cash paid for acquisition of non-controlling interests	(404,485)	-
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,778,920)	475,315

Effect of foreign currency translation on cash and cash equivalents	216,851	77,613

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,621,062)	3,363,131

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$10,703,199	$7,340,068

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,082,137	$10,703,199
	-
Supplementary Disclosures for Cash Flow Information:
Interest paid	$1,217,692	$1,608,303
Income taxes paid	$986,050	$1,479,269

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

Reincorporation Merger

On November 24, 2009, BTHC VIII, Inc. (“BTHC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with THT, a Nevada corporation and wholly-owned subsidiary of BTHC. Pursuant to the Merger Agreement, BTHC agreed to merge with and into THT, with THT continuing as the surviving entity (the “Reincorporation Merger”). The Reincorporation Merger became effective on November 30, 2009 (the “Effective Time”).

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

Reorganization

Before the Reincorporation Merger and on June 30, 2009, BTHC entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Megaway International Holdings Limited, a British Virgin Islands corporation (“Megaway”), and its sole shareholder, Wisetop International Holdings Limited, a British Virgin Islands corporation (“Wisetop”). Pursuant to the Share Exchange Agreement, Megaway became a wholly-owned subsidiary of the Company and Wisetop was issued 14,800,000 shares of the Company's common stock, which, after giving effect to the Cancellation Agreement disclosed below, constituted 92.5% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement, in exchange for 100% of the issued and outstanding shares of Megaway.

Megaway was dormant since its incorporation until it acquired 100% of the outstanding capital stock of Star Wealth International Holdings Limited (“Star Wealth”), a Hong Kong company, on May 5, 2009. Star Wealth was also dormant since its incorporation until it acquired 100% of the equity interest of Siping City Juyuan Hanyang Plate Heat Exchanger Co., Ltd. (“Siping Juyuan”), a PRC corporation, on May 10, 2009.

On May 10, 2009, Star Wealth entered into an equity transfer agreement with all of the shareholders of Siping Juyuan to acquire their entire interests in Siping Juyuan at a total cash consideration of RMB60,000,000 ($8,795,075). The equity transfer agreement was approved by the local government of the People’s Republic of China (the “PRC”) on May 31, 2009.

Siping Juyuan has a 75% directly owned subsidiary, Beijing Juyuan Hanyang Heat Exchange Equipment Co. Ltd (“Beijing Juyuan”) prior to May 9, 2013.

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

Mr. Zhao was appointed as the Company‘s director and chief executive officer effective upon the closing of the above reverse acquisition. In addition, the Company‘s executive officers were replaced by the executive officers of Siping Juyuan upon the closing of the reverse acquisition.

On June 30, 2009, Mr. Zhao entered into an option agreement with Ms. Jinghua Zhao, the sole shareholder of Wisetop, pursuant to which Mr. Zhao was granted an option, exercisable after 180 days, to acquire all of the equity interests of Wisetop owned by Ms. Jinghua Zhao at an exercise price of $3,246,160. This option expired on June 30, 2011. On May 16, 2011, an amendment was signed by both parties extending the exercise period until June 30, 2012. The options were fully exercised on November 11, 2011.

Also on June 30, 2009, Wisetop entered into separate option agreements with the other original stockholders of Siping Juyuan, pursuant to which such stockholders were granted options, exercisable after 90 days, to purchase an aggregate of 10,240,786 shares of the Company‘s common stock owned by Wisetop at total exercise price of $7,291,440. The stockholders exercised these options on December 17, 2010.

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

Siping Juyuan entered into a share transfer agreement dated May 10, 2012 to acquire the remaining 25% equity ownership interest in Beijing Juyuan from Hanyang International GmbH (“Hanyang”). The acquisition transaction was completed on May 9, 2013.

2. Description of business

The Company is a holding company whose primary business are conducted through its subsidiaries, namely Siping Juyuan which is located in the Jilin Province and Beijing Juyuan which is located in Beijing City of the PRC. The Company is engaged in the manufacturing and trading of plate heat exchangers and various related products.

Siping Juyuan was established in the PRC on May 31, 2006 following the division of Siping City Juyuan Heat Exchange Equipment Co., Ltd. (“Old Juyuan Company”) into three companies, namely Siping Juyuan, Siping City Juyuan Heat Exchange Equipment Co., Ltd. (“New Juyuan Company”) and Siping City Juyuan Hanyang Pressure Vessels Co., Ltd (“Juyuan Hanyang Pressure Vessels”).

Beijing Juyuan is solely engaged in the sales of Siping Juyuan’s products, and carries no production activities.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

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

Noncontrolling interests

Noncontrolling interests on the consolidated financial statements are resulted from the consolidation of Beijing Juyuan, a 75% owned subsidiary prior to May 9, 2013. Noncontrolling interests on the consolidated statements represented the minority stockholders’ proportionate share of the net income/losses of Beijing Juyuan.

Siping Juyuan entered into a share transfer agreement dated May 10, 2012 to acquire the remaining 25% equity ownership interest in Beijing Juyuan from Hanyang for a purchase price of RMB 2.5 million ($404,485). The acquisition transaction was completed on May 9, 2013.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, bills receivable, restricted cash, and trade and other receivables. As of December 31, 2013 and 2012, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the years ended December 31, 2013 and 2012, the Company did not have any customers that contributed 10% or more to the Company’s sales revenue.

As of December 31, 2013 and 2012, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

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

Retention receivable

Retention receivable is the amount withheld by a customer until the warranty period is over. Retention receivables which were expected to be collected within one year of $9,988,156 and $7,903,588 were included in the balance of trade receivables as of December 31, 2013 and 2012, respectively. Retention receivables which were expected to be collected after one year of $2,208,751 and $1,237,473 were presented separately as non-current assets.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2013 and 2012.

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

There were no sales returns and allowances for the years ended December 31, 2013 and 2012. The Company does not provide unconditional right of return, pricing protection or any other concessions to its customers. Generally, the Company provides free after-sale service for a period ranging from half year to 1 year. After-sale expense was $36,868 and $87,844 for the years ended December 31, 2013 and 2012, respectively.

Cost of sales

Cost of sales consists primarily of materials costs, freight charges, purchasing and receiving costs, inspection costs, employee compensation, depreciation and related costs, which are directly attributable to production. Write-down of inventories to lower of cost or market is also recorded in cost of sales, if any.

Administrative expenses

Administrative expenses consist primarily of bad debt expenses, rental expenses, office expenses, entertainment, traveling expenses, staff welfare, consumables, labor protection and salaries and wages which are incurred at the administrative level.

Rental expenses under operating leases were $26,444 and $13,966 for the years ended December 31, 2013 and 2012, respectively.

Selling expenses

Selling expenses consist primarily of advertising, salaries and transportation costs incurred during the selling activities.

Advertising, transportation, research and development expenses

Advertising, transportation, research and development expenses are charged to expense as incurred.

Advertising costs amounting to $0 and $19,805 for the years ended December 31, 2013 and 2012, respectively, are included in selling expenses.

Transportation expenses amounting to $2,110,549 and $2,103,297 for the years ended December 31, 2013 and 2012, respectively, are included in selling expenses.

Research and development costs are expenses as incurred. Research and development costs for the year ended December 31, 2013 and 2012 were $2,648,778 and $2,230,364, respectively.

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

Comprehensive income

Pursuant to ASC 220, “Comprehensive Income”, which establish standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2013 and 2012, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

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

For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into USD. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulated other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2013 and 2012 were RMB1 for $0.1637 and $0.1585, respectively. The average exchange rates for the years ended December 31, 2013 and 2012 were RMB1 for $0.1615 and $0.1584, respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to USD after the balance sheet date.

Fair value of financial instruments

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.

As of December 31, 2013 and 2012, the carrying amounts of the Company’s financial assets and liabilities (including the current maturity of long-term loan) approximated their fair values due to short maturities or the applicable interest rates approximate the current market rates.

Stock-based compensation

The Company adopted the provisions of ASC 718 that requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC 718 also requires measurement of cost of a liability-classified award based on its current fair value.

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

4. Restricted cash

	As of December 31,
	2013	2012

Bank deposits held as collateral for performance bonds issued by the banks to customers	$1,728,355	$1,837,593

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

5. Trade receivables, net

	As of December 31,
	2013	2012

Trade receivables	51,422,790	41,810,915
Allowance for doubtful accounts	(7,106,345)	(4,127,640)

	44,316,445	37,683,275

As of December 31, 2013 and 2012, the Company’s trade receivables of $501,536 and $9,510,826, respectively, were pledged as collateral under certain loan arrangements (see Note 12).

An analysis of the allowance for doubtful accounts for the years ended December 31, 2013 and 2012 is as follows:

	Year ended December 31,
	2013	2012

Balance at beginning of year	$4,127,640	$2,026,809
Addition of bad debt expense, net	2,808,010	2,081,818
Translation adjustments	170,695	19,013

Balance at end of year	$7,106,345	$4,127,640

6. Other receivables, prepayments and deposits

	As of December 31,
	2013	2012

Advances to employees	$7,991,843	$4,076,921
Deposits for public bid	642,025	1,163,751
Prepayments to suppliers	5,692,932	5,465,808
Other receivables	729,680	560,468

	15,056,480	11,266,948
Allowance for doubtful accounts	(567,328)	(73,407)

	$14,489,152	$11,193,541

The advances to employees mainly represent advances for handling selling and logistic activities for the Company in the ordinary course of business. The advances to employees also include advance to Mr. Zhao in the amount of $14,987 and $159,158 as of December 31, 2013 and 2012 for the same business purpose.

An analysis of the allowance for doubtful accounts for the years ended December 31, 2013 and 2012 is as follows:

	Year ended December 31,
	2013	2012

Balance at beginning of year	$73,407	$70,249
Addition of bad debt expense, net	485,180	-
Translation adjustments	8,741	3,158

Balance at end of year	$567,328	$73,407

7. Inventories

	As of December 31,
	2013	2012

Raw materials	$5,412,793	$4,434,338
Work-in-progress	18,966,311	26,912,452
Finished goods	944,576	564,755

	25,323,680	31,911,545
Allowance for obsolete inventories	(19,969)	(19,341)

	$25,303,711	$31,892,204

No allowance for obsolete inventories was provided during the year ended December 31, 2013 and 2012.

As of December 31, 2013 and 2012, the inventory of $3,600,419 was pledged under certain loan agreements (see Note 13).

8. Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

No provision for U.S. federal and state incomes taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $ 27.5 million and $24.8 million at December 31, 2013 and 2012, respectively. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

HK

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5% . No provision for Hong Kong profits tax has been made as Star Wealth had no taxable income during the reporting periods.

PRC

Siping Juyuan, Beijing Juyuan and Tianjin Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As Siping Juyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan, being a Sino-foreign joint venture enterprise, is entitled to two years’ EIT exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in year 2008 and Beijing Juyuan was therefore subject to EIT at the rate of 12.5% during the year ended December 31, 2012. Beijing Juyuan ceased to be a sino joint venture after Siping Juyuan acquired 25% equity interest in Beijing Juyuan from Hanyang, the minority foreign business partner, in May 2013. As a result, Beijing Juyuan was subject to EIT at the standard rate of 25% during the year ended December 31, 2013.

Siping Juyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled Siping Juyuan refund of value-added tax paid during the reporting period. Starting from February 2013, Siping Juyuan is no longer entitled this Tax Concession due to lack of required numbers of handicapped staff.

The components of the provision for income taxes are:

	Year ended December 31,
	2013	2012

Current taxes	$1,054,156	$699,950
Deferred taxes	-	-

	$1,054,156	$699,950

Reconciliations between the statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2013	2012
U.S. statutory rate	34.00%	34.00%
Foreign income not recognized in the U.S.	-34.00%	-34.00%
PRC enterprise income tax rate	25.00%	25.00%
Effect of tax exemptions and relief granted to the subsidiary	-14.66%	-11.89%
Effect of additional deduction on R&D expenses and salary for disabled workers	-9.43%	-10.15%
Effect of expenses not deductible for tax purposes	18.27%	15.09%
Other	6.14%	-0.16%

Effective tax rate	25.32%	17.89%

The amount of benefit from Preferential Tax Rate was $610,073 and $461,225 for the years ended December 31, 2013 and 2012, respectively, and the effect on earnings per share was $0.02 and $0.02, respectively.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2013 and 2012.

Deferred tax assets as of December 31, 2013 and 2012 are composed of the following:

	As of December 31,
	2013	2012
Short-term
Allowance for doubtful accounts	$1,151,051	$477,751
Allowance for obsolete inventories	2,995	2,876
Valuation allowance	(984,130)	(316,050)
	169,916	164,577
Long-term
Net operating loss carried forward	222,352	455,348
Valuation allowance	(222,352)	(455,348)
Total deferred tax assets	$169,916	$164,577

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized.

9. Property, plant and equipment, net

	As of December 31,
	2013	2012
Cost :
Buildings	$6,388,842	$6,188,121
Plant and machinery	5,381,219	5,133,895
Office equipment	909,248	798,864
Motor vehicles	539,708	484,898

	13,219,017	12,605,778
Accumulated depreciation	(6,157,830)	(4,925,637)
Construction in progress	310,764	27,423

Net	$7,371,951	$7,707,564

During the reporting periods, depreciation is included in:

	Year ended December 31,
	2013	2012

Cost of sales and overheads of inventories	$580,191	$539,505
Research and development expenses	150,260	210,802
Administrative expenses	323,860	332,678

	$1,054,311	$1,082,985

During the years ended December 31, 2013 and 2012, depreciation expense amounted to $1,054,311 and $1,082,985, respectively.

As of December 31, 2013 and 2012, property, plant and equipment with net book values of $4,954,744 and $5,096,108, respectively, were pledged as collateral under certain loan arrangements (see Note 12 and 13).

10. Intangible assets

	As of December 31,
	2013	2012

Land use rights	$6,488,013	$6,284,176
Accumulated amortization	(297,954)	(162,720)

	$6,190,059	$6,121,456

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of December 31, 2013 and 2012, certain land use rights were pledged as collateral under certain loan arrangements (see Note 12).

During the years ended December 31, 2013 and 2012, amortization expense amounted to $128,274 and $74,162, respectively. The estimated amortization expense for each of the five succeeding years from 2013 is approximately $128,000 each year.

11. Other payables and accrued expenses

	As of December 31,
	2013	2012

Receipt in advance from customers	$13,779,955	$15,571,736
Pension payable	587,995	569,522
Salaries payable	399,472	350,976
Other payables and accrued expenses	7,563,324	6,349,255

	$22,330,746	$22,841,489

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third party insurances and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Included in other payables as of December 31, 2013 and 2012 was an amount of $4,435,847 and $3,453,778 respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project and other new project. The project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

12. Short-term bank loans

	As of December 31,
	2013	2012

Secured bank loans	$16,038,230	$15,534,350
Unsecured bank loans	-	3,170,275

	16,038,230	$18,704,625

All bank loans are repayable within one year and carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company:

	As of December 31,
	2012	2012

Trade receivables (Note 5)	$501,536	$9,510,826
Property, plant and equipment (Note 9)	4,954,744	5,096,108
Land use rights (Note 10)	1,014,947	1,452,441

	$6,471,227	$16,059,375

All bank loans are repayable within one year and carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The unsecured bank loans as of December 31, 2012 were guaranteed by Mr. Zhao and the non-related parties who received 2% to 2.5% of the loan balance as compensation for acting as guarantors for the Company.

During the reporting periods, there was no covenant requirement under the bank loans granted to the Company.

13. Long-term loans

Long-term loans include the following:

	As of December 31,
	2013	2012
Secured loan	$981,932	$2,853,248
Unsecured loan	572,394	-

Total	1,554,726	$2,853,248

The secured loan borrowed from China Development Bank Company bears interest at an annual rate of 15% over of the benchmark rate of the PBOC for three-year long-term loans and guaranteed by a third party. On January 6, 2014, the Company repaid the loan balance of 981,932 in full.

The loan was secured by the following assets of the Company:

	As of December 31,
	2013	2012

Inventories (Note 7)	$3,600,419	$3,487,303

As a condition of guarantee agreements mentioned above, the Company made the counter guarantee deposits to the guarantors of $245,483 and $475,542 as of December 31, 2013 and 2012, respectively. These deposits will be returned to the Company upon the Company’s settlement of the loans.

In December 2013, the Company also obtained a 3-year entrusted loan from a non-financial institution in the amount of 572,794 bearing interest at 3% per annum granted by local government.

As of December 31, 2013, the principal payments for all long-term loans for the next five years are as follows:

2014	$-
2015	-
2016	572,794
Thereafter	-
Total long-term loan	572,794

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

In connection with the offering of shares under the private placement, 222,675 warrants were issued to the financial advisor on December 7, 2010, as partial compensation for services, to purchase an aggregate of 222,675 shares of common stock of the Company, representing 5% of the offered shares. The warrants have a term of three years and are exercisable from the first anniversary of the issuance and have an exercise price of $3.84. The fair value of these warrants was $396,939 as of grant date and they were expired as of December 31, 2013.

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

Beijing Juyuan did not make any appropriation to statutory reserve as it incurred losses for the years.

16. Other income

	Year ended December 31,
	2013	2012

Refund of value-added tax under Tax Concession	$133,158	$229,207
Sales of scrapped materials	-	207,560
Government grants	456,305	20,597
Other income	95,395	67,099

	$684,858	$524,463

17. Finance costs

	Year ended December 31,
	2013	2012

Interest expense	$1,204,046	$1,608,303
Bank charges and net exchange loss	264,605	206,010

	$1,468,651	$1,814,313

18. Earnings per share

The basic earnings per share is calculated using the net income attributable to the Company’s common stockholders and the weighted average number of shares outstanding during the reporting periods. All share and per share data reflects the recapitalization as if it occurred as of the beginning of the first period presented.

The warrant shares issued to the financial advisor were outstanding as of December 1, 2012 and expired as of December 31, 2013 and anti-dilutive. There were no dilutive instruments as of December 31, 2013 and 2012. Accordingly, the basic and diluted earnings per share are the same for both the reporting periods.

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

20. Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $229,441 and $241,305 for the years ended December 31, 2013 and 2012, respectively.

21. Commitments and contingencies

As of December 31, 2013 and 2012, the Company had contingencies arising from the division of Old Juyuan Company into Siping Juyuan, New Juyuan Company and Juyuan Hanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

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

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of December 31, 2013 and 2012 respectively. The Company believes that a reasonable estimate of the possible loss range from $Nil to approximately $1,757,000 as of December 31, 2013 (2012: from $Nil to approximately $1,757,000).

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

22. Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”. The Company’s sales revenues by products for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
	2013	%	2012	%

Plate heat exchanger	$22,889,232	32	$24,232,037	39
Heat exchange unit	31,554,194	44	24,571,248	39
Air-cooled heat exchanger	4,210,607	6	1,730,094	3
Shell-and-tube heat exchanger	4,781,259	7	5,978,256	9
Others	8,400,717	12	6,259,057	10

	$71,836,009	100	$62,770,692	100

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

24. Acquisition of noncontrolling interests

Siping Juyuan entered into a share transfer agreement dated May 10, 2012 relating to the acquisition of the remaining 25% equity ownership interest in Beijing Juyuan from Hanyang. The purchase price for this 25% equity interest is RMB 2.5 million ($404,485). The acquisition transaction was completed in May 2013.

The following schedule discloses the effects of changes in the Company’s ownership interest in Beijing Juyuan on the Company’s equity:

	For the Years Ended
	December 31,

	2013	2012

Net income attributable to THT Heat Transfer Technology, Inc.	$3,055,481	$2,500,883
Transfers to the noncontrolling interests
Decrease in THT Heat Transfer Technology, Inc.'s paid-in capital for acquisition of equity interest	(872,131)	-
Net transfers to noncontrolling interests	2,183,350	-

Change from net income attributable to THT Heat Transfer Technology, Inc. and transfers from noncontrolling interests	$2,183,350	$2,500,883

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of June 30, 2009, by and among the Company, Megaway International Holdings Limited and its sole shareholder [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 7, 2009]
2.2	Share Exchange Agreement, dated as of February 12, 2009, by and among the Company, Sino- America Ventures, Inc. and its shareholders [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009]
2.3	First Amended Joint Plan of Reorganization dated September 29, 2004 [incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10-SB filed on September 21, 2006]
2.4	Order Confirming First Amended Joint Plan of Reorganization dated November 29, 2004 [incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form 10 filed on September 21, 2006]
2.5	Agreement and Plan of Merger, dated as of November 24, 2009, between BTHC VIII, Inc. and THT Heat Transfer Technology, Inc. [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 4, 2009]
3.1	Articles of Incorporation of the Company, as amended to date [incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 4, 2009]
3.2	Bylaws of the Company, as amended to date [incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 4, 2009]
4.1	Form of Registration Rights Agreement [incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.1	Form of Securities Purchase Agreement [incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.2	Form of Lockup Agreement [incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.3	Form of Make Good Escrow Agreement [incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.4	Form of Right of Co-Sale Agreement [incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.5	Form of Closing Escrow Agreement [incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 3, 2010]
10.6	Independent Director Agreement, dated as of September 25, 2009, by and between the Company and Wenquan Tao [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.7	Independent Director Agreement, dated as of September 25, 2009, by and between the Company and To Tsang [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.8	Indemnification Agreement, dated as of September 25, 2009, by and between the Company and Wenquan Tao [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
10.9	Indemnification Agreement, dated as of September 25, 2009, by and between the Company and To Tsang [incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
14	Code of Ethics [incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K filed on March 28, 2011)

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter [incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
99.2	Compensation Committee Charter [incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
99.3	Governance and Nominating Committee Charter [incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on September 28, 2009]
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith.