Form 10-Q
period 2014-03-31
THT Heat Transfer Technology, Inc.
filed 2014-05-15
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Yes[X]                           No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes[X]                           No[  ]

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

Yes[   ]                          No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended March 31, 2014

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Mine Safety Disclosures	9
Item 5.	Other Information	9
Item 6.	Exhibits	9

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Contents	Page(s)
Condensed Consolidated Statements of Income and Comprehensive Income	F-2
Condensed Consolidated Balance Sheets	F-3
Consolidated Statements of Changes in Shareholders’ Equity	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-6 - F-11

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Sales revenue	$8,288,912	$7,910,435
Cost of revenue	(5,765,029)	(4,919,837)
Gross Profit	2,523,883	2,990,598

Operating expenses
Administrative expenses	545,051	1,031,114
Research and development expenses	340,074	208,786
Selling expenses	969,951	1,042,664
Total Operating Expenses	1,855,076	2,282,564

Income from operations	668,807	708,034

Other Income (Expenses)
Interest income	4,359	9,593
Other income	224,181	131,231
Finance costs	(331,458)	(452,423)
Other expense	474	(565)
Total Other Expense	(102,444)	(312,164)

Income before income taxes and noncontrolling interests	566,363	395,870
Income tax expenses	(84,954)	(60,388)
Net Income	481,409	335,482
Net loss (income) attributable to noncontrolling interests	-	(21,819)
Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$481,409	$313,663

Net Income	481,409	335,482
Other Comprehensive Income
Foreign currency translation adjustments	(570,200)	324,844
Comprehensive Income	(88,791)	660,326
Comprehensive (income) loss attributable to noncontrolling interests	-	5,583
Comprehensive income attributable to THT Heat Transfer Technology, Inc. common stockholders	$(88,791)	$665,909

Earnings per share attributable to THT Heat Transfer
Technology, Inc. common stockholders
Basic and diluted	$0.02	$0.02
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	March 31,	December 31,
	2014	2013
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$4,948,870	$9,082,137
Restricted cash-current	1,106,414	1,728,355
Counter guarantee receivable	-	245,483
Trade receivables, net	40,522,661	44,316,445
Bills receivable	3,580,948	1,716,223
Other receivables, prepayments and deposits, net	14,971,660	14,489,152
Inventories, net	23,837,813	25,303,711
Deferred tax assets	168,460	169,916
Total Current Assets	89,136,826	97,051,422

Restricted cash, non-current	390,763	-
Retention receivable	2,152,199	2,208,751
Property, plant and equipment, net	7,472,297	7,371,951
Land use rights, net	6,104,818	6,190,059

TOTAL ASSETS	$105,256,903	$112,822,183

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	5,409,502	8,912,229
Other payables and accrued liabilities	21,428,395	22,330,746
Income tax payable	275,142	599,781
Short-term bank loans	14,278,297	16,038,230
Current maturities of long-term loans	-	981,932
Total Current Liabilities	41,391,336	48,862,918

Non-current liabilities
Long-term loans	567,887	572,794
Total Long-term Liabilities	567,887	572,794

Total Liabilities	41,959,223	49,435,712

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at March 31, 2014 and December 31, 2013	20,454	20,454
Additional paid-in capital	26,524,324	26,524,324
Statutory reserve	3,701,624	3,652,538
Retained earnings	27,475,961	27,043,638
Accumulated other comprehensive income	5,575,317	6,145,517
Total THT Heat Transfer Technology Inc. stockholders’ equity	63,297,680	63,386,471
Noncontrolling interests	-	-
TOTAL SHAREHOLDERS’ EQUITY	63,297,680	63,386,471

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,256,903	112,822,183

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Stated in US dollars)

	THT Heat Transfer Technology, Inc.
	Common Stock				Accumulated Other			Total
			Additional Paid-in		Comprehensive		Noncontrolling	Shareholders'
	No. of Shares	Amount	Capital	Statutory Reserve	Income	Retained Earnings	Interests	Equity
Balance, December 31, 2013	20,453,500	$20,454	$26,524,324	$3,652,538	$6,145,517	$27,043,638	-	$63,386,471

Net income						481,409	-	481,409
Foreign currency translation adjustment					(570,200)			(570,200)
Appropriation to reserve				49,086		(49,086)		-

Balance, March 31, 2014 (Unaudited)	20,453,500	$20,454	$26,524,324	$3,701,624	$5,575,317	$27,475,961	-	$63,297,680

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$481,409	$335,482
Adjustments to reconcile net income to net cash provided by (used in) operating
Depreciation and amortization	257,864	296,595
Allowance for doubtful accounts	(454,653)	(40,660)
Changes in operating assets and liabilities:
Trade receivables	3,894,115	4,497,607
Bills receivable	(1,893,375)	(1,693,125)
Other receivables, prepayments and deposits	(858,646)	(2,799,274)
Inventories	1,258,391	(2,967,206)
Retention receivable	37,909	244,176
Trade payables	(3,451,802)	(576,296)
Other payables and accrued expenses	(852,747)	173,486
Tax payable	(321,872)	(91,445)
NET CASH USED IN OPERATING ACTIVITIES	(1,903,407)	(2,620,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	217,977	244,806
Payments to acquire property, plant and equipment	(6,914)	(4,992)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	211,063	239,814

Cash flows from financing Activities
Proceeds from bank loans	8,172,873	-
Repayment of bank loans	(9,807,447)	-
Repayment of long-term loans	(980,745)	-
Refund of Counter guarantee receivable	245,186	-
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(2,370,133)	-

Effect of foreign currency translation on cash and cash equivalents	(70,790)	57,585
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,133,267)	(2,323,261)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$9,082,137	$10,703,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,948,870	$8,379,938
Supplementary Disclosures for Cash Flow Information:
Interest paid	$246,382	$354,332
Income taxes paid	$599,101	$138,804

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

3.	Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto for the year ended December 31, 2013 filed with the SEC in the Company’s Form 10-K on March 31, 2014.

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

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of March 31, 2014 and December 31, 2013, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

Reclassifications

Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform to the presentation of the current period for the comparative purposes.

Recently issued accounting pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

4.	Trade receivables, net

	March 31,	December 31,
	2014	2013
	(Unaudited)

Trade receivables	$47,116,823	$51,422,790
Less: Allowance for doubtful accounts	(6,594,162)	(7,106,345)

	$40,522,661	$44,316,445

As of March 31, 2014 and December 31, 2013, the Company’s trade receivables of $321,605 and $501,536, respectively, were pledged as collateral under certain loan and guarantee arrangements (see Note 9).

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended
	March 31,
	(Unaudited)
	2014	2013

Balance at beginning of period	$7,106,345	$4,127,640
Adjustment of bad debt expense	(454,653)	(40,660)
Translation adjustments	(57,530)	22,650

Balance at end of period	$6,594,162	$4,109,629

5.	Inventories, net

	March 31,	December 31,
	2014	2013
	(Unaudited)

Raw materials	$5,620,066	$5,412,793
Work-in-progress	17,993,555	18,966,311
Finished goods	243,989	944,576

	23,857,610	25,323,680
Allowance for obsolete inventories	(19,797)	(19,969)

	$23,837,813	$25,303,711

No further allowance for obsolete inventories was recognized during the three months ended March 31, 2014 and 2013.

As of March 31, 2014 and December 31, 2013, respectively, the inventory of $0 and $3,600,419 were pledged under certain loan agreements (see Note 10).

6.	Income tax

The effective tax rate is 15% and 15% for the three months periods ended March 31, 2014 and March 31, 2013, respectively.

7.	Property, plant and equipment, net

As of March 31, 2014 and December 31, 2013, property, plant and equipment with net book values of $4,836,287 and $4,954,744, respectively, were pledged as collateral under certain loan arrangements (see Note 9).

8.	Land use rights

As of March 31, 2014 and December 31, 2013, certain land use rights were pledged as collateral under certain loan arrangements (see Note 9).

During the three months ended March 31, 2014 and 2013, amortization amounted to $32,450 and $31,604, respectively.

9.	Short-term bank loans

	March 31,	December 31,
	2014	2013
	(Unaudited)

Secured bank loans	$14,278,297	$16,038,230

	$14,278,297	$16,038,230

The Company’s bank loans carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company:

	March 31,	December 31,
	2014	2013
	(Unaudited)

Trade receivables (Note 4)	$321,605 $	501,536
Property, plant and equipment (Note 7)	4,836,287	4,954,744
Land use rights (Note 8)	1,000,489	1,014,947

	$6,158,381 $	6,471,227

10.	Long-term loans

Long-term Loans includes the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Secured loan	$-	$981,932
Unsecured loan	567,887	572,394

Total	567,887	$1,554,726

The secured loan borrowed from China Development Bank Company bears interest at an annual rate of 15% over of the benchmark rate of the PBOC for three-year long-term loans and guaranteed by a third party. On January 6, 2014, the Company repaid the loan balance of 981,932 in full.

The loan was secured by the following assets of the Company:

	March 31,	December 31,,
	2014	2013
	(Unaudited)

Inventories (Note 5)	$-	$3,600,419

	$-	$3,600,419

As a condition of the guarantees for the loans, the Company paid 2.5% of the loan balance to the third party as compensation for acting as guarantor for the Company and made the counter guarantee deposits to the guarantor of $245,483 as of December 31, 2013. As of March 31, 2014, the deposits have been refunded to the Company upon the Company’s settlement of the loan on January 6, 2014.

In December 2013, the Company also obtained a 3-year entrusted loan from a non-financial institution bearing interest at 3% per annum granted by local government.

11.	Earnings per share

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

12.	Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”.

The Company’s sales revenues by products for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	%	2013	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$2,868,569	35	$3,775,087	48
Heat exchange unit	3,183,217	38	2,256,561	28
Air-cooled heat exchanger	-	-	701,003	9
Shell-and-tube heat exchanger	1,109,444	13	42,671	1
Others	1,127,682	14	1,135,113	14
	$8,288,912	100	$7,910,435	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

13.	Related party transactions

As of March 31, 2014 and December 31, 2013, respectively, the Company advanced $14,859 and $14,987 to Mr. Zhao for handling selling and logistic activities for the Company in the ordinary course of business, which was included in "Other receivables, prepayments and deposits, net".

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first quarter of 2014:

  Sales revenue: Sales revenue increased by $0.38 million, or 4.78%, to $8.29 million for the three months ended March 31, 2014, from $7.91 million for the same period in 2013.

  Gross profit: Gross profit decreased by $0.47million, or 15.61%, to $2.52 million for the three months ended March 31, 2014, from $2.99 million for the same period in 2013. As a percentage of sales revenue, gross profit decreased by 7.36%, to 30.45% for the three months ended March 31, 2014, from 37.81% for the same period in 2013.

  Net income attributable to stockholders: Net income attributable to our stockholders increased by $0.17 million, or 53.48%, to $0.48 million for the three months ended March 31, 2014, from $0.31 million for the same period in 2013.

  Fully diluted net income per share: Fully diluted net income per share was $0.02 for the three months ended March 31, 2014, as compared $0.02 for the same period in 2013.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended March 31,		$	%
	2014	2013	Change	Change
Sales revenue	$8,288,912	$7,910,435	$378,477	4.78
Cost of sales	(5,765,029)	(4,919,837)	(845,192)	17.18
Gross profit	2,523,883	2,990,598	(466,715)	(15.61)
Operating expenses:
Administrative expenses	545,051	1,031,114	(486,063)	(47.14)
Research and development expenses	340,074	208,786	131,288	62.88
Selling expenses	969,951	1,042,664	(72,713)	(6.97)
Total operating expenses	1,855,076	2,282,564	(427,488)	(18.73)
Income from operations	668,807	708,034	(39,227)	(5.54)
Interest income	4,359	9,593	(5,234)	(54.56)
Other income	224,181	131,231	92,950	70.83
Other expenses	474	(565)	1,039	(183.89)
Finance costs	(331,458)	(452,423)	120,965	(26.74)
Income before income taxes and
noncontrolling interests	566,363	395,870	170,493	43.07
Income taxes	(84,954)	(60,388)	(24,566)	40.68
Net income before noncontrolling interests	481,409	335,482	145,927	43.50
Net income attributable to noncontrolling interests	-	(21,819)	21,819	(100)
Net income attributable to THT common stockholders	$(481,409)	$313,663	$167,746	53.48

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $0.38 million, or 4.78%, to $8.29 million for the three months ended March 31, 2014, from $7.91 million for the same period in 2013. Our sales volume in the three months ended March 31, 2014 amounted to 496 units, an increase of 113 units, from 383 units for the same period in 2013. Such increase was mainly due to the increased sales revenue from heat exchange units and shell-and-tube heat exchanger. Sales revenue from heat exchanger units increased by $0.93 million, or 41.06%, to $3.18 million for the three months ended March 31, 2014, from $2.26 million in the same period in 2013. Sales revenue from shell-and- tube heat exchangers increased by $1.07 million, or 2500.00%, to $1.11million for the three months ended March 31, 2014, from $0.04 million in the same period in 2013. The increase was caused by increased demand of our products as a result of more projects and economy recovery of China in the first quarter of 2014 compared with previous years.

The following table shows our sales revenue by product for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	$	%	$	%
Plate heat exchanger	$2,868,569	35	$3,775,087	48
Heat exchange unit	3,183,217	38	2,256,561	28
Air-cooled heat exchanger	-	-	701,003	9
Shell-and-tube heat exchanger	1,109,444	13	42,671	1
Others	1,127,682	14	1,135,113	14
TOTAL	$8,288,912	100	$7,910,435	100

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales increased by $0.85 million, or 17.18%, to $5.77 million for the three months ended March 31, 2014, from $4.92 million for the three months ended March 31, 2013. The increase in the cost of sales was generally in line with the higher costs of manufacturing the custom-made products. Cost of sales as a percentage of sales revenue were 69.55% and 62.19% for the three months ended March 31, 2014 and 2013, respectively, an increase of 7.36 percentage points. The increase was mainly attributable to the increase in labor costs and raw material costs.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased by $0.47 million, or 15.61%, to $2.52 million for the three months ended March 31, 2014, from $2.99 million for the same period in 2013. The decrease in our gross profit was mainly attributable to increased cost of sales. As the average unit selling price of our products decreased $3,943 in the three months ended March 31, 2014 in comparison with the same period in 2013, gross profit margin for the three months ended March 31, 2014 dropped to 30.45% from 37.81% for the same period in 2013. The decrease in our gross profit margin was mainly attributable to the increase in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses decreased by $0.49 million, or 47.14%, to $0.55 million for the three months ended March 31, 2014, from $1.03 million for the same period in 2013. As a percentage of sales revenue, administrative expenses decreased to 6.58% for the three months ended March 31, 2014, as compared to 13.03% for the same period in 2013. The decrease in administrative expenses was primarily due to the increase in reversal of allowance for doubtful accounts. The reversal of allowance for doubtful accounts increased by approximately $0.41 million, to approximately $0.45 million in the three months ended March 31, 2014 compared with a reversal of allowance for doubtful accounts of $0.04 million for the same period in 2013. The decrease in the allowance for doubtful accounts was mainly because we adopted some methods to improve the collection of overdue receivable. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.13 million, or 62.88%, to $0.34 million for the three months ended March 31, 2014, from $0.21 million for the same period in 2013. The increase in research and development expenses was mainly attributable to our research and development of new products.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $0.07 million, or 6.97%, to $0.97 million for the three months ended March 31, 2014, from $1.04 million for the same period in 2013. As a percentage of sales revenue, selling expenses decreased to 11.70% for the three months ended March 31, 2014, as compared to 13.18% for the same period in 2013. The decrease was mainly attributable to the decreased salary of our sales personnel. The salary of our sales personnel decreased by $0.09 million, or 27.27%, to $0.24 million for the three months ended March 31, 2014, from $0.33 million for the same period in 2013. The decrease in salary of our sales personnel was one of the Company’s measures to control selling expenses.

Income before income taxes. Income before income taxes increased by $0.17 million, or 43.07%, to $0.57 million for the three months ended March 31, 2014, from $0.40 million for the same period in 2013. Such increase was mainly attributable to the decrease in our total expenses.

Income taxes. Our income taxes increased to 0.08 million for the three months ended March 31, 2014, from $0.06 million for the same period in 2013, as a result of the increase in income before income taxes.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders increased by $0.17 million, or 53.48%, to $0.48 million for the three months ended March 31, 2014, from $0.31 million for the same period in 2013. As a percentage of sales revenue, our net income attributable to common stockholders was 5.81% and 3.97% for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $4.95 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $4.76 million. In addition, we have an approximately $32.13 million credit line from Industrial and Commercial Bank of China, China Construction Bank and the Agricultural bank of China. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from $4.11 million in the three months ended March 31, 2013 to $6.6 million in the same period in 2014. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Our allowance of obsolete inventory is also appropriate because we purchase raw materials after we receive purchase orders. Although our customers may delay their payment or delivery schedules, which increase our inventories, they do not cancel their orders so as to cause us to classify the delayed inventories as obsolete inventories.

We expect that the trend of delayed customer payments and delayed delivery schedules will continue in the future. We have been taking the following measures to mitigate the situation: 1) send the collection letters or call the customers to request payment; 2) appoint specialists to visit our customers to collect payment; and 3) file law suits. As a result, the Company collected $13.9 million in the three months ended March 31, 2014.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(1,903,407)	$(2,620,660)
Net cash provided by investing activities	211,063	239,814
Net cash used in financing activities	(2,370,133)	-
Effects of exchange rate change in cash	(70,790)	57,585
Net decrease in cash and cash equivalents	(4,133,267)	(2,323,261)
Cash and cash equivalents at beginning of the period	9,082,137	10,703,199
Cash and cash equivalent at end of the period	$4,948,870	$8,379,938

Operating Activities

Net cash used in operating activities was $1.90 million for the three months ended March 31, 2014, compared with $2.62 million for the same period in 2013. The decrease in net cash used in operating activities was mainly due to increased net income, less increase of other receivables, prepayments and deposits, less money used to purchase inventory, offset by more decrease of trade payables, more decrease of other payables and accrued expenses, and less decrease of trade receivables.

Investing Activities

Net cash provided by investing activities was $0.21 million for the three months ended March 31, 2014, compared with $0.24 million in the same period in 2013. The net cash provided by investing activities during the period ended March 31, 2014 was primarily used for the purchase of equipment.

Financing Activities

Net cash used in financing activities was $2.37 million for the three months ended March 31, 2014, compared with $0 million for the same period in 2013. The increase in net cash used in financing activities resulted from increased payments to bank loans, offset by proceeds from bank loans.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Purchase of equipment	6,914	5
Total capital expenditures	$6,914	$5

We estimate that our total capital expenditures in fiscal year 2014 will reach approximately $3.00 million to buy the equipment for necessary products used in the nuclear power industry.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2014. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2013, which we are still in the process of remediating as of March 31, 2014, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department, which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2014, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the first quarter of 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2014, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
Zhigang Xu, Interim Chief Financial Officer
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