Form 10-Q
period 2014-06-30
THT Heat Transfer Technology, Inc.
filed 2014-08-14
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

[  ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-34812

THT HEAT TRANSFER TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5463509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended June 30, 2014

i

     PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Pages(s)
Consolidated Balance Sheets	F-1
Consolidated Statements of Income and Comprehensive Income	F-2
Consolidated Statement of Shareholders’ Equity	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5 - F-11

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,383,841.0	$9,082,137
Restricted cash	609,473.0	1,451,884
Counter guarantee receivable	-	245,483
Trade receivables, net	43,380,862.0	44,316,445
Bills receivable	3,564,444.0	1,716,223
Other receivables, prepayments and deposits, net	17,482,790.0	14,489,152
Inventories, net	23,349,849.0	25,303,711
Deferred tax assets	168,646.0	169,916
Total Current Assets	90,939,905.0	96,774,951

Restricted cash, non-current	288,862.0	276,471
Retention receivable	1,093,797.0	2,208,751
Property, plant and equipment, net	7,712,457.0	7,371,951
Land use rights, net	6,079,315.0	6,190,059
TOTAL ASSETS	$106,114,336.0	$112,822,183

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	5,784,827.0	8,912,229
Other payables and accrued liabilities	27,522,249.0	22,330,746
Income tax payable	72,156.0	599,781
Short-term bank loans	7,796,764.0	16,038,230
Current maturities of long-term loan	-	981,932
Total Current Liabilities	41,175,996.0	48,862,918

Non-current liabilities
Long-term loan	568,514.0	572,794
Total Long-term Liabilities	568,514.0	572,794

Total Liabilities	41,744,510.0	49,435,712

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at June 30, 2014 and December 31, 2013	20,454.0	20,454
Additional paid-in capital	26,524,324.0	26,524,324
Statutory reserve	3,795,730.0	3,652,538
Retained earnings	28,310,121.0	27,043,638
Accumulated other comprehensive income	5,719,197.0	6,145,517
TOTAL SHAREHOLDERS’ EQUITY	64,369,826.0	63,386,471

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,114,336.0	$112,822,183

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)
(Unaudited)

	For Six months ended June 30,		For Three Months Ended June 30,
	2014	2013	2014	2013

Sales revenue	$20,998,072.00	$18,822,808	$12,709,160	$10,912,373
Cost of revenue	(13,710,273.00)	(11,819,982)	(7,945,244)	(6,900,145)
Gross Profit	7,287,799.00	7,002,826	4,763,916	4,012,228

Operating expenses
Administrative expenses	2,025,881.00	2,504,628	1,480,830	1,473,514
Research and development expenses	1,680,499.00	634,076	1,340,425	425,290
Selling expenses	2,100,267.00	2,497,702	1,130,316	1,455,038
Total Operating Expenses	5,806,647.00	5,636,406	3,951,571	3,353,842

Income from operations	1,481,152.00	1,366,420	812,345	658,386

Other Income (Expenses)
Interest income	6,163.00	14,774	1,804	5,181
Other income	399,236.00	292,928	175,055	161,697
Finance costs	(379,160.00)	(669,307)	(47,702)	(216,884)
Other expense	17.00	(604)	(457)	(39)
Total Other Expense	26,256.00	(362,209)	128,700	(50,045)

Income before income taxes and noncontrolling interests	1,507,408.00	1,004,211	941,045	608,341
Income tax expenses	(97,733.00)	(283,476)	(12,779)	(223,088)
Net Income	1,409,675.00	720,735	928,266	385,253

Net loss (income) attributable to noncontrolling interests	-	(53,092)	-	(31,273)
Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$1,409,675.00	$667,643	$928,266	$353,980

Net Income	1,409,675.00	720,735	928,266	385,253
Other Comprehensive Income
Foreign currency translation adjustments	(426,320.00)	1,230,335	143,880	905,491
Comprehensive Income	983,355.00	1,951,070	1,072,146	1,290,744
Comprehensive income attributable to noncontrolling interests	-	(25,690)	-	(31,273)
Comprehensive income attributable to THT Heat Transfer
Technology, Inc. common stockholders	$983,355.00	$1,925,380	$1,072,146	$1,259,471

Earnings per share attributable to THT Heat Transfer Technology, Inc. common stockholders
Basic and diluted	$0.07	$0.03	$0.05	$0.02
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statement of Shareholders’ Equity
(Stated in US dollars)
(Unaudited)

			THT Heat Transfer Technology, Inc.

	Common Stock				Accumulated Other
			Additional Paid-in		Comprehensive		Noncontrolling	Total Shareholders'
	No. of Shares	Amount	Capital	Statutory Reserve	Income	Retained Earnings	Interest	Equity
Balance, December 31, 2013	20,453,500	20,454	26,524,324	3,652,538	6,145,517	27,043,638.0	-	63,386,471
Net income						1,409,675.0	0	1,409,675
Foreign currency translation adjustment					(426,320)		0	(426,320)
Appropriation to reserve				143,192		(143,192.0)		-
Balance, June 30, 2014	20,453,500	$20,454	$26,524,324	3,795,730	$5,719,197	$28,310,121.0	$-	$64,369,826

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,409,675	$720,735
Adjustments to reconcile net income to net cash provided by (used in)
Depreciation and amortization	521,727	597,067
Gain from disposal of property, plant and equipment	(8,195)
Allowance for doubtful accounts	(270,722)	203,027

Changes in operating assets and liabilities:
Trade receivables	876,555	2,003,633
Bills receivable	(1,865,438)	248,325
Other receivables, prepayments and deposits	(3,469,506)	(5,989,129)
Inventories	1,768,962	(2,955,091)
Retention receivable	1,101,044	607,666
Trade payables	(3,316,737)	(1,082,251)
Other payables and accrued expenses	5,371,006	1,722,691
Tax payable	(524,379)	(575,524)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,593,992	(4,498,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	819,035	142,914
Proceeds from disposal of property, plant and equipment	9,769	-
Payments to acquire property, plant and equipment	(246,195)	(83,184)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	582,609	59,730

Cash flows from financing Activities
Proceeds from bank loans	14,327,814	12,812,915
Repayment of bank loans	(22,468,617)	(16,016,144)
Repayment of long-term loan	(980,745)	(960,969)
Refund of Counter guarantee receivable	245,186	240,243
Cash paid for acquisition of non-controlling interest	-	(404,485)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(8,876,362)	(4,328,440)

Effect of foreign currency translation on cash and cash equivalents	1,465	101,958

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,698,296)	(8,665,603)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$9,082,137	$10,703,199

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,383,841	$2,037,596
	-
Supplementary Disclosures for Cash Flow Information:
Interest paid	$378,327	$836,635
Income taxes paid	$815,658	$669,307

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

The Company is a holding company whose primary business are conducted through its subsidiaries, namely SipingJuyuan which is located in the Jilin Province and Beijing Juyuan which is located in Beijing City of the PRC. The Company is engaged in the manufacturing and trading of plate heat exchangers and various related products.

SipingJuyuan was established in the PRC on May 31, 2006 following the division (the “Division”) of Siping City Juyuan Heat Exchange Equipment Co., Ltd. (“Old Juyuan Company”) into threecompanies, namely SipingJuyuan, Siping City Juyuan Heat Exchange Equipment Co., Ltd. (“New Juyuan Company”) and Siping City JuyuanHanyang Pressure Vessels Co., Ltd (“JuyuanHanyang Pressure Vessels”).

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter- company balances and transactions have been eliminated on consolidation.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of June 30, 2014 and December 31, 2013, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

Reclassifications

Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform to the presentation of the current period for the comparative purposes.

Recently issued accounting pronouncements

In April 2014, the FASB issued ASU 2014-08, “ Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

4.	Trade receivables, net

	June 30,	December 31,
	2014	2013
	(Unaudited)

Trade receivables	$50,164025	$51,422,790
Less: Allowance for doubtful accounts	(6,783,163)	(7,106,345)

	$43,380,862	$44,316,445

As of June 30, 2014 and December 31, 2013, the Company’s trade receivables of $321,961 and $501,536, respectively, were pledged as collateral under certain loan and guarantee arrangements (see Note 9).

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2014 and 2013 is as follows:

	Six months ended
	June 30,
	(Unaudited)
	2014	2013

Balance at beginning of period	$7,106,345	$4,127,640
Adjustment of bad debt expense	(270,722)	173,391
Translation adjustments	(52,460)	87,182

Balance at end of period	$6,783,163	$4,388,213

5.	Inventories, net

	June 30,	December 31,
	2014	2013
	(Unaudited)

Raw materials	$4,625,256	$5,412,793
Work-in-progress	19,025,223	18,966,311

Finished goods	(280,810)	944,576
	23,369,669	25,323,680
Allowance for obsolete inventories	(19,820)	(19,969)
	$23,349,849	$25,303,711

No further allowance for obsolete inventories was recognized during the six months ended June 30, 2014 and 2013.

As of June 30, 2014 and December 31, 2013, respectively, the inventory of $0 and $3,600,419 were pledged under certain loan agreements (see Note 10).

6.	Income tax

The effective tax rate is 1% and 37% for the three months periods ended June 30, 2014 and June 30, 2013, respectively. The effective tax rate is 6% and 28% for the six months periods ended June 30, 2014 and June 30, 2013, respectively.

7.	Property, plant and equipment, net

As of June 30, 2014 and December 31, 2013, property, plant and equipment with net book values of $4,765,536 and $4,954,744, respectively, were pledged as collateral under certain loan arrangements (see Note 9).

8.	Land use rights

As of June 30, 2014 and December 31, 2013, certain land use rights were pledged as collateral under certain loan arrangements (see Note 9).

During the six months ended June 30, 2014 and 2013, amortization amounted to $64,645 and $63,591, respectively.

9.	Short-term bank loans

	June 30,	December 31,
	2014	2013
	(Unaudited)

Secured bank loans	$7,796,764	$16,038,230

	$7,796,764	$16,038,230

The Company’s bank loans carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company:

	June 30,	December 31,
	2014	2013
	(Unaudited)

Trade receivables (Note 4)	$321,961	$501,536
Property, plant and equipment (Note 7)	4,765,536	4,954,744
Land use rights (Note 8)	995,824	1,014,947

	$6,083,321	$6,471,227

10.	Long-term loans

Long-term Loans includes the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Secured loan	$-	$981,932
Unsecured loan	568,514	572,394

Total	568,514	$1,554,726

The secured loan borrowed from China Development Bank Company bears interest at an annual rate of 15% over of the benchmark rate of the PBOC for three-year long-term loans and guaranteed by a third party. On January 6, 2014, the Company repaid the loan balance of $981,932 in full.

The loan was secured by the following assets of the Company:

	June 30, 2014	December 31, 2013
	(Unaudited)

Inventories (Note 5)	$-	$3,600,419

	$-	$3,600,419

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

The Company’s sales revenues by products for the six months ended June 30, 2014 and 2013 were as follows:

	Six months ended June 30,
	2014	%	2013	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$7,087,632	34	$7, 713,483	41
Heat exchange unit	6,106,172	29	5,022,119	27
Air-cooled heat exchanger	389,645	2	1,463,539	8
Shell-and-tube heat exchanger	2,200,817	10	1,363,779	7
Others	5,213,806	25	3,259,888	17
	$20,998,072	100	$18,822,808	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

13.	Related party transactions

As of June 30, 2014 and December 31, 2013, respectively, the Company advanced $9,746 and $14,987 to Mr. Zhao for handling selling and logistic activities for the Company in the ordinary course of business, which was included in "Other receivables, prepayments and deposits, net".

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2014:

  Sales revenue: Sales revenue increased by $1.80 million, or 16.47%, to $12.71 million for the three months ended June 30, 2014, from $10.91 million for the same period in 2013.

  Gross profit: Gross profit increased by $0.75 million, or 18.73%, to $4.76 million for the three months ended June 30, 2014, from $4.01 million for the same period in 2013. As a percentage of sales revenue, gross profit increased by 0.72% to 37.48% for the three months ended June 30, 2014, from 36.77% for the same period in 2013.

  Net income attributable to stockholders: Net income attributable to our stockholders increased by $0.60 million, or 162.24%, to $0.93 million for the three months ended June 30, 2014, from $0.35 million for the same period in 2013.

  Fully diluted net income per share: Fully diluted net income per share was $0.05 for the three months ended June 30, 2014, as compared to $0.02 for the same period in 2013.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		$	%
	2014	2013	Change	Change
Sales revenue	$12,709,160	$10,912,373	$1,796,787	16.47
Cost of sales	(7,945,244)	(6,900,145)	(1,045,099)	15.15
Gross profit	4,763,916	4,012,228	751,688	18.73
Operating expenses:
Administrative expenses	1,480,830	1,473,514	7,316	0.50
Research and development expenses	1,340,425	425,290	915,135	215.18
Selling expenses	1,130,316	1,455,038	(324,722)	22.32
Total operating expenses	3,951,571	3,353,842	597,729	17.82
Income from operations	812,345	658,386	153,959	23.38
Interest income	1,804	5,181	(3,377)	(65.18)
Other income	175,055	161,697	13,358	8.26
Finance costs	(47,702)	(216,884)	169,182	(78.01)
Other expense	(457)	(39)	(418)	1071.79

Income before income taxes and noncontrolling	941,045
interests		608,341	332,704	54.69
Income taxes	(12,779)	(223,088)	210,309	(94.27)
Net income before noncontrolling interests	928,266	385,253	543,013	140.95
Net loss attributable to noncontrolling interests	-	(31,273)	31,273	(100.00)
Net income attributable to THT common stockholders	$928,266	$353,980	$574,286	162.24

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $1.80 million, or 16.47%, to $12.71 million for the three months ended June 30, 2014, from $10.91 million for the same period in 2013. Our sales volume in the three months ended June 30, 2014 amounted to 617 units, an increase of 18 units, from 599 units for the same period in 2013. Such increase was mainly due to the increased sales revenue from plate heat exchangers and heat change units in the 2014 period as compared with the 2013 period. Sales revenue from plate heat exchangers increased by $0.33 million, or 8.33%, to $4.27 million for the three months ended June 30, 2014, from $3.94 million for the same period in 2013. Sales from heat change units increased $0.16 million, or 5.69%, to $2.92 million for the three months ended June 30, 2014, from $2.77 million for the same period in 2013. The increase was a result of increased demand for our products and economy recovery in China in the first half of 2014 compared with previous years.

The following table shows our sales revenue by product for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
	$	%	$	%
Plate heat exchanger	$4,266,484	33.57	$3,938,396	36.09
Heat exchange unit	2,922,955	22.99	2,765,558	25.34
Air-cooled heat exchanger	389,645	3.07	762,536	6.99
Shell-and-tube heat exchanger	1,091,374	8.59	1,321,108	12.11
Others	4,038,702	31.78	2,124,775	19.47
TOTAL	$12,709,160	100	$10,912,373	100

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales increased by $1.05 million, or 15.15%, to $7.95 million for the three months ended June 30, 2014, from $6.90 million for the three months ended June 30, 2013. The increase in the cost of sales was generally in line with the increase in our sales revenue. Cost of sales as a percentage of sales revenue were 62.52% and 63.23% for the three months ended June 30, 2014 and 2013, respectively, a decrease of 0.71 percentage points. The decrease was mainly attributable to the decrease in the labor costs and raw material costs in the second quarter in 2014.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by $0.75 million, or 18.73%, to $4.76 million for the three months ended June 30, 2014, from $4.01 million for the same period in 2013. The increase in our gross profit was mainly attributable to increased sales revenue from plate heat exchangers and heat change units. The average unit selling price of our products increased 13.07% in the three months ended June 30, 2014 in comparison with the same period in 2013. Gross profit margin for the three months ended June 30, 2014 increased to 37.48% from 36.77% for the same period in 2013. The increase in our gross profit margin was mainly attributable to the decrease in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by $0.01 million, or 0.50%, to $1.48 million for the three months ended June 30, 2014, from $1.47 million for the same period in 2013. As a percentage of sales revenue, administrative expenses decreased to 11.65% for the three months ended June 30, 2014, as compared to 13.50% for the same period in 2013. The increase in administrative expense was primarily due to overall increase of administrative expenses in every category in the second quarter of 2014.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.92 million, or 215.18%, to $1.34 million for the three months ended June 30, 2014, from $0.43 million for the same period in 2013. The increase in research and development expenses was mainly attributable to our research and development of new products such as Plate air cooler used in TMSR, Plate heat exchanger used in distributed energy resource and Plate evaporator and condenser used in ship generators.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $0.33 million, or 22.32%, to $1.13 million for the three months ended June 30, 2014, from $1.46 million for the same period in 2013. As a percentage of sales revenue, selling expenses decreased to 8.89% for the three months ended June 30, 2014, as compared to 13.33% for the same period in 2013. The decrease was mainly attributable to the decreased transportation costs. Transportation costs decreased by $0.59 million, or 83.30%, to $0.12 million for the six months ended June 30, 2014, from $0.71 million for the same period in 2013.

Income before income taxes. Income before income taxes increased by $0.33 million, or 54.69%, to $0.94 million for the three months ended June 30, 2014, from $0.61 million for the same period in 2013. Such increase was mainly attributable to the increase in our gross profit.

Income taxes. Our income taxes decreased to $0.01 million for the three months ended June 30, 2014, from $0.22 million for the same period in 2013.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders increased by $0.58 million, or 162.24%, to $0.93 million for the three months ended June 30, 2014, from $0.35 million for the same period in 2013. As a percentage of sales revenue, our net income attributable to common stockholders was 7.30% and 3.24% for the three months ended June 30, 2014 and 2013, respectively.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

The following table sets forth key components of our results of operations for the periods indicated.

	Six Months Ended June 30,		$	%
	2014	2013	Change	Change
Sales revenue	$20,998,072	$18,822,808	$2,175,264	11.56
Cost of sales	(13,710,273)	(11,819,982)	1,890,291	15.99
Gross profit	7,287,799	7,002,826	284,973	4.07
Operating expenses:
Administrative expenses	2,025,881	2,504,628	(478,747)	(19.11)
Research and development expenses	1,680,499	634,076	1,046,423	165.03
Selling expenses	2,100,267	2,497,702	(397,435)	(15.91)
Total operating expenses	5,806,647	5,636,406	170,241	3.02
Income from operations	1,481,152
		1,366,420	114,732	8.40
Interest income	6,163	14,774	(8,611)	(58.28)
Other income /(expenses)	399,236	292,928	106,308	36.29
Finance costs	(379,160)	(669,307)	(290,147)	43.35
Other expense	17	(604)	621	(102.81)

Income before income taxes and noncontrolling	1,507,408
interests		1,004,211	503,197	50.11
Income taxes	(97,733)	(283,476)	185,743	(65.52)
Net income before noncontrolling interests	1,409,675	720,735	688,940	95.59
Net loss attributable to noncontrolling interests	-	(53,092)	53,092	(100.00)
Net income attributable to THT common stockholders	$1,409,675	$667,643	$742,032	111.14

Sales revenue. Our sales revenue increased by $2.18 million, or 11.56%, to $21.00 million for the six months ended June 30, 2014, from $18.82 million for the same period in 2013. Our sales volume in the six months ended June 30, 2014 amounted to 1,113 units, an increase of 131 units, from 982 units for the same period in 2013. Such increase was mainly due to the increased sales revenue from shell-and-tube heat exchangers and heat change units in the 2014 period as compared with the 2013 period. Sales revenue from shell-and-tube heat exchangers increased by $0.84 million, or 61.38%, to $2.20 million for the six months ended June 30, 2014 from $1.36 million for the same period in 2013. Sales revenue from heat exchange units increased $1.09 million, or 21.59%, to $6.11 million for the six months ended June 30, 2014 from $5.02 million for the same period in 2013. The increase was a result of increased demand for our products and economy recovery of China in the first half of 2014 compared with previous years.

The following table shows our sales revenue by product for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014			2013
	$	%	$		%
Plate heat exchanger	$7,135,054	33.98		$7, 713,483	40.98
Heat exchange unit	6,106,172	29.08		5,022,119	26.68
Air-cooled heat exchanger	389,645	1.86		1,463,539	7.78
Shell-and-tube heat exchanger	2,200,817	10.48		1,363,779	7.24
Others	5,166,384	24.60		3,259,888	17.32
TOTAL	$20,998,072	100		$18,822,808	100

Cost of sales. Our cost of sales increased by $1.89 million, or 15.99%, to $13.71 million for the six months ended June 30, 2014, from $11.80 million for the six months ended June 30, 2013. The increase in the cost of sales was generally in line with the increase in our sales revenue. Cost of sales as a percentage of sales revenue were 65.29% and 62.80% for the six months ended June 30, 2014 and 2013, respectively, an increase of 2.49 percentage points. The increase was mainly attributable to the significant increase in labor costs and raw material costs in the first quarter in 2014.

Gross profit. Our gross profit increased by $0.29 million, or 4.07%, to $7.29 million for the six months ended June 30, 2014, from $7.00 million for the same period in 2013. The increase in our gross profit was mainly attributable to increased sales revenue from shell-and-tube heat exchangers and heat change units. The average unit selling price of our products decreased 1.57% in the six months ended June 30, 2014 in comparison with the same period in 2013. Gross profit margin for the six months ended June 30, 2014 dropped to 34.71% from 37.20% for the same period in 2013. The decrease in our gross profit margin was mainly attributable to the increase in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses decreased by $0.48 million, or 19.11%, to $2.03 million for the six months ended June 30, 2014, from $2.50 million for the same period in 2013. As a percentage of sales revenue, administrative expenses decreased to 9.65% for the six months ended June 30, 2014, as compared to 13.31% for the same period in 2013. The decrease in administrative expense was primarily due to the decrease in the allowance for doubtful accounts in the first half of 2014.

Research and development expenses. Our research and development expenses increased by $1.05 million, or 165.03%, to $1.68 million for the six months ended June 30, 2014, from $0.63 million for the same period in 2013. The increase in research and development expenses was mainly attributable to our research and development of new products such as Plate air cooler used in TMSR, Plate heat exchanger used in distributed energy resource and Plate evaporator and condenser used in ship generators in the first half in 2014.

Selling expenses. Our selling expenses decreased by $0.40 million, or 15.91%, to $2.10 million for the six months ended June 30, 2014, from $2.50 million for the same period in 2013. As a percentage of sales revenue, selling expenses increased to 10.00% for the six months ended June 30, 2014, as compared to 13.28% for the same period in 2013. The decrease was mainly attributable to the decreased transportation costs. Transportation costs decreased by $0.59 million, or 71.72%, to $0.23 million for the six months ended June 30, 2014, from $0.82 million for the same period in 2013.

Income before income taxes. Income before income taxes increased by $0.50 million, or 50.11%, to $1.51 million for the six months ended June 30, 2014, from $1.00 million for the same period in 2013. Such increase was mainly attributable to increased gross profit.

Income taxes. Our income taxes decreased to $0.10 million for the six months ended June 30, 2014, from $0.28 million for the same period in 2013.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders increased by $0.74 million, or 111.14%, to $1.41 million for the six months ended June 30, 2014, from $0.67 million for the same period in 2013. As a percentage of sales revenue, our net income attributable to common stockholders was 6.71% and 3.55% for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $2.38 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $4.76 million. In addition, we have an approximately $32.13 million credit line from Bank of Communications. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from a reversal of allowance of $0.20 million in the six months ended June 30, 2013 to $0.27 million in the same period in 2014. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$1,593,992	$(4,498,851)
Net cash provided by investing activities	582,609	59,730
Net cash used in financing activities	(8,876,362)	(4,328,440)
Effects of exchange rate change in cash	1,465	101,958
Net decrease in cash and cash equivalents	(6,698,296)	(8,665,603)
Cash and cash equivalents at beginning of the period	9,082,137	10,703,199
Cash and cash equivalent at end of the period	$2,383,841	$2,037,596

Operating Activities

Net cash provided by operating activities was $1.59 million for the six months ended June 30, 2014, compared with $4.50 million used in operating activities for the same period in 2013. The decrease in net cash used in operating activities was mainly attributable to less payments made to acquire inventories, less payments made for other payable and accrued expenses, and less increase of other receivable, prepayments and deposits, offset by more payments made for trade payable, more increase in bill payable, and less decrease in trade receivables.

Investing Activities

Net cash provided by investing activities was $0.58 million for the six months ended June 30, 2014, compared with $0.06 million used in investing activities for the same period in 2013. The increases of cash provided by investing activities were mainly attributable to decreased restricted cash offset by more cash used in the purchase of equipment during the six months ended June 30, 2014.

Financing Activities

Net cash used in financing activities was $8.88 million for the six months ended June 30, 2014, compared with $4.33 million for the same period in 2013. The increase in net cash used in financing activities resulted from more net payments to bank loans for the six months ended June 30, 2014 compared to the same period last year.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Six Months Ended June 30,
	2014	2013
Construction costs	$48,331	$-
Purchase of equipment	197,863	83,184
Prepayment for land use right	-
Total capital expenditures	$246,194	$83,184

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2014. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2013, which we are still in the process of remediating as of June 30, 2014, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2014, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, cash flows, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of 2014, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2014	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
Zhigang Xu, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).