Form 10-Q
period 2014-09-30
THT Heat Transfer Technology, Inc.
filed 2014-11-13
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Yes  [X]        No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [X]        No[   ]

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended September 30, 2014

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Pages(s)
Consolidated Balance Sheets	F-1
Consolidated Statements of Income and Comprehensive Income	F-2
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5 - F-11

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	Sep 30	December 31,
	2014	2013
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$5,929,971	$9,082,137
Restricted cash-current	808,078	1,451,884
Counter guarantee receivable	-	245,483
Trade receivables, net	45,802,400	44,316,445
Bills receivable	2,766,050	1,716,223
Other receivables, prepayments and deposits, net	15,547,743	14,489,152
Inventories, net	27,917,371	25,303,711
Deferred tax assets	168,728	169,916
Total Current Assets	98,940,341	96,774,951

Restricted cash, non-current	328,535	276,471
Retention receivable	1,377,375	2,208,751
Property, plant and equipment, net	7,822,707	7,371,951
Land use rights, net	6,050,017	6,190,059

TOTAL ASSETS	$114,518,975	$112,822,183

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	8,125,386	8,912,229
Other payables and accrued liabilities	32,577,029	22,330,746
Income tax payable	476,118	599,781
Short-term bank loans	6,175,448	16,038,230
Current maturities of long-term loans	-	981,932
Total Current Liabilities	47,353,981	48,862,918

Non-current liabilities
Long-term loans	568,791	572,794
Total Long-term Liabilities	568,791	572,794

Total Liabilities	47,922,772	49,435,712

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at September 30, 2014 and December 31, 2013	20,454	20,454
Additional paid-in capital	26,524,324	26,524,324
Statutory reserve	4,001,792	3,652,538
Retained earnings	30,151,881	27,043,638
Accumulated other comprehensive income	5,897,752	6,145,517
Total THT Heat Transfer Technology Inc. stockholders’ equity	66,596,203	63,386,471
Noncontrolling interests	-	-
TOTAL SHAREHOLDERS’ EQUITY	66,596,203	63,386,471

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,518,975	112,822,183

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)
(Unaudited)

	For the Nine Months Ended Sep 30,		For Three Months Ended September 30,
	2014	2013	2014	2013

Sales revenue	$36,940,786	$32,584,283	15,942,714	$13,761,475
Cost of revenue	(24,065,042)	(21,314,593)	(10,354,769)	(9,494,611)
Gross Profit	12,875,744	11,269,690	5,587,945	4,266,864

Operating expenses
Administrative expenses	2,897,520	3,852,670	871,639	1,348,042
Research and development expenses	2,536,250	1,191,079	855,751	557,003
Selling expenses	3,151,939	4,063,539	1,051,672	1,565,837
Total Operating Expenses	8,585,709	9,107,288	2,779,062	3,470,882

Income from operations	4,290,035	2,162,402	2,808,883	795,982

Other Income (Expenses)
Interest income	8,660	19,069	2,497	4,295
Other income	399,563	560,670	327	267,742
Finance costs	(642,835)	(946,662)	(263,675)	(277,355)
Other expense	-	(621)	(17)	(17)
Total Other Expense	(234,612)	(367,544)	(260,868)	(5,335)

Income before income taxes and noncontrolling interests	4,055,423	1,794,858	2,548,015	790,647
Income tax expenses	(597,926)	(376,841)	(500,193)	(93,365)
Net Income	3,457,497	1,418,017	2,047,822	697,282
Net loss (income) attributable to noncontrolling interests	-	(53,092)	-	-
Net income attributable to THT Heat Transfer Technology, Inc. common stockholders	$3,457,497	$1,364,925	2,047,822	$697,282

Net Income	3,457,497	1,418,017	2,047,822	697,282
Other Comprehensive Income
Foreign currency translation adjustments	(247,765)	1,597,429	178,555	367,094
Comprehensive Income	3,209,732	3,015,446	2,226,377	1,064,376
Comprehensive (income) loss attributable to noncontrolling interests	-	(25,690)	-	-
Comprehensive income attributable to THT Heat Transfer Technology, Inc. common stockholders	$3,209,732	$2,989,756	2,226,377	$1,064,376

Earnings per share attributable to THT Heat Transfer Technology, Inc. common stockholders
Basic and diluted	$0.17	$0.07	0.10	$0.03
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Stated in US dollars)

			THT Heat Transfer Technology, Inc.
	Common Stock				Accumulated Other		Total
			Additional Paid-in		Comprehensive		Shareholders'
	No. of Shares	Amount	Capital	Statutory Reserve	Income	Retained Earnings	Equity
Balance, December 31, 2013	20,453,500	$20,454	$26,524,324	$3,652,538	$6,145,517	$27,043,638	$63,386,471

Net income						3,457,497	3,457,497
Foreign currency translation adjustment					(247,765)		(247,765)
Appropriation to reserve				349,254		(349,254)	-

Balance, September 30, 2014 (Unaudited)	20,453,500	$20,454	$26,524,324	$4,001,792	$5,897,752	$30,151,881	$66,596,203

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Nine
	Months Ended	For the Nine Months
	Sep 30,	Ended Sep 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,457,497	$1,418,017
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of property plant and equipment	(8,190)
Depreciation and amortization	807,308	898,337
Allowance for doubtful accounts	(210,411)	363,698
Changes in operating assets and liabilities:
Trade receivables	(1,587,478)	2,196,165
Bills receivable	(1,063,150)	1,684,456
Other receivables, prepayments and deposits	(1,641,477)	(6,478,549)
Inventories	(2,793,979)	(10,341,601)
Retention receivable	816,963	120,095
Trade payables	(725,471)	3,432,449
Other payables and accrued expenses	9,939,247	2,790,539
Tax payable	(119,622)	(613,325)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,871,237	(4,529,719)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	580,390	(145,957)
Payments to acquire property, plant and equipment	(258,576)	(116,217)
Proceed from sale of property, plant and machinery	9,763	-
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	331,577	(262,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	14,318,955	25,412,961
Repayment of bank loans	(24,081,878)	(28,629,791)
Proceeds from long-term loans	-	(960,969)
Repayment of long-term loans	(976,292)	-
Refund of Counter guarantee receivable	244,073	240,243
Cash paid for acquisition of non-controlling interests	-	(404,485)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,495,142)	(4,342,041)

Effect of foreign currency translation on cash and cash equivalents	140,162	185,567

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,152,166)	(8,948,367)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$9,082,137	$10,703,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,929,971	$1,754,832

Supplementary Disclosures for Cash Flow Information:
Interest paid	$495,140	$944,751
Income taxes paid	$896,285	$891,947

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

SipingJuyuan was established in the PRC on May 31, 2006 following the division (the “Division”) of Siping City Juyuan Heat Exchange Equipment Co., Ltd. (“Old Juyuan Company”) into three companies, namely SipingJuyuan, Siping City Juyuan Heat Exchange Equipment Co., Ltd. (“New Juyuan Company”) and Siping City JuyuanHanyang Pressure Vessels Co., Ltd (“JuyuanHanyang Pressure Vessels”).

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter- company balances and transactions have been eliminated on consolidation.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of September 30, 2014 and December 31, 2013, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

4.	Trade receivables, net

	September 30,	December 31,
	2014	2013
	(Unaudited)

Trade receivables	$52,648,938	$51,422,790
Less: Allowance for doubtful accounts	(6,846,538)	(7,106,345)

	$45,802,400	$44,316,445

As of September 30, 2014 and December 31, 2013, the Company’s trade receivables of $0 and $501,536, respectively, were pledged as collateral under certain loan and guarantee arrangements (see Note 9).

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine months ended
	September 30,
	(Unaudited)
	2014	2013

Balance at beginning of period	$7,106,345	$4,127,640
Adjustment of bad debt expense	(210,411)	363,698
Translation adjustments	(49,396)	114,995

Balance at end of period	$6,846,538	$4,606,333

5.	Inventories, net

	September 30,	December 31,
	2014	2013
	(Unaudited)

Raw materials	$5,923,554	$5,412,793
Work-in-progress	21,782,592	18,966,311
Finished goods	231,054	944,576
	27,937,200	25,323,680
Allowance for obsolete inventories	(19,829)	(19,969)
	$27,917,371	$25,303,711

No further allowance for obsolete inventories was recognized during the nine months ended September 30, 2014 and 2013.

As of September 30, 2014 and December 31, 2013, respectively, the inventory of $0 and $3,600,419 were pledged under certain loan agreements (see Note 10).

6.	Income tax

The effective tax rate is 20% and 12% for the three months periods ended September 30, 2014 and September 30, 2013, respectively. The effective tax rate is 15% and 21% for the nine months periods ended September 30, 2014 and September 30, 2013, respectively.

7.	Property, plant and equipment, net

As of September 30, 2014 and December 31, 2013, property, plant and equipment with net book values of $4,691,729 and $4,954,744, respectively, were pledged as collateral under certain loan arrangements (see Note 9).

8.	Land use rights

As of September 30, 2014 and December 31, 2013, certain land use rights were pledged as collateral under certain loan arrangements (see Note 9).

During the nine months ended September 30, 2014 and 2013, amortization amounted to $96,907 and $95,798, respectively.

9.	Short-term bank loans

	September 30,	December 31,
	2014	2013
	(Unaudited)

Secured bank loans	$6,175,448	$16,038,230

	$6,175,448	$16,038,230

The Company’s bank loans carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company:

	September 30,	December 31,
	2014	2013
	(Unaudited)

Trade receivables (Note 4)	$-	$501,536
Property, plant and equipment (Note 7)	4,691,729	4,954,744
Land use rights (Note 8)	990,537	1,014,947

	$5,682,266	$6,471,227

As of September 30, 2014, the Company has repaid the short-term loan secured by trade receivables in full.

10.	Long-term loans

Long-term loans include the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Secured loan	$-	$981,932
Unsecured loan	568,791	572,394

Total	$568,791	$1,554,726

The secured loan borrowed from China Development Bank Company bears interest at an annual rate of 15% over the benchmark rate of the PBOC for three-year long-term loans and guaranteed by a third party. On January 6, 2014, the Company repaid the loan balance of $981,932 in full.

The loan was secured by the following assets of the Company:

	September 30, 2014	December 31, 2013
	(Unaudited)
Inventories (Note 5)	$-	$3,600,419

	$-	$3,600,419

As a condition of the guarantees for the loan, the Company paid 2.5% of the loan balance to the third party as compensation for acting as guarantor for the Company and made the counter guarantee deposits to the guarantor of $245,483 as of December 31, 2013. As of March 31, 2014, the deposits have been refunded to the Company upon the Company’s settlement of the loan on January 6, 2014.

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

The Company’s sales revenues by products for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine months ended September 30,
	2014	%	2013	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$12,072,115	33	$13,189,394	41
Heat exchange unit	14,265,444	39	10,199,904	31
Air-cooled heat exchanger	390,381	1	1,898,115	6
Shell-and-tube heat exchanger	2,616,147	7	1,928,460	6
Others	7,596,699	20	5,368,410	16
	$36,940,786	100	$32,584,283	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

13.	Related party transactions

As of September 30, 2014 and December 31, 2013, respectively, the Company advanced $9,751 and $14,987 to Guohong Zhao, Chief Executive Officer of the Company, for handling selling and logistic activities for the Company in the ordinary course of business, which was included in "Other receivables, prepayments and deposits, net".

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

•	“THT,” “Company,” “we,” “us,” or “our” are to the combined business of THT Heat Transfer Technology, Inc., a Nevada corporation, and its consolidated subsidiaries: Megaway, Star Wealth, Siping Juyuan and Beijing Juyuan;
•	“Megaway” are to Megaway International Holdings Limited, a BVI company;
•	“Star Wealth” are to Star Wealth International Holdings Limited, a Hong Kong company;
•	“Siping Juyuan” are to Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd., a PRC company;
•	“Beijing Juyuan” are to Beijing Juyuan Hanyang Heat Exchange Equipment Co., Ltd., a PRC company;
•	“BVI” are to the British Virgin Islands;
•	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“PRC” and “China” are to the People’s Republic of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Renminbi” and “RMB” are to the legal currency of China; and
•	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2014:

•	Sales revenue: Sales revenue increased by $2.18 million, or 15.85%, to $15.94 million for the three months ended September 30, 2014, from $13.76 million for the same period in 2013.

•

Gross profit: Gross profit increased by $1.32 million, or 30.96%, to $5.59 million for the three months ended September 30, 2014, from $4.27 million for the same period in 2013. As a percentage of sales revenue, gross profit increased by 4.04% to 35.05% for the three months ended September 30, 2014, from 31.01% for the same period in 2013.

•

Net income attributable to stockholders: Net income attributable to our stockholders increased by $1.35 million, or 193.69%, to $2.05 million for the three months ended September 30, 2014, from $0.70 million for the same period in 2013.

•	Fully diluted net income per share: Fully diluted net income per share was $0.10 for the three months ended September 30, 2014, as compared to $0.03 for the same period in 2013.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	September 30,		$	%
	2014	2013	Change	Change
Sales revenue	$15,942,714	$13,761,475	$2,181,239	15.85
Cost of sales	(10354,769)	(9,494,611)	(860,158)	9.06
Gross profit	5,587,945	4,266,864	1,321,081	30.96
Operating expenses:
Administrative expenses	871,639	1,348,042	(476,403)	(35.34)
Research and development expenses	855,751	557,003	298,748	53.63
Selling expenses	1,051,672	1,565,837	(514,165)	(32.84)
Total operating expenses	2,779,062	3,470,882	(691,820)	(19.93)
Income from operations	2,808,883	795,982	2,012,901	252.88
Interest income	2,497	4,295	(1,798)	(41.86)
Other income	327	267,742	(267,415)	(99.88)
Finance costs	(263,675)	(277,355)	13,680	(4.93)
Other expense	(17)	(17)	-	-
Income before income taxes	2,548,015	790,647	1,757,368	222.27
Income taxes	(500,193)	(93,365)	406,828	(435.74)
Net income	2,047,822	697,282	1,350,540	193.69

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $2.18 million, or 15.85%, to $15.94 million for the three months ended September 30, 2014, from $13.76 million for the same period in 2013. Our sales volume in the three months ended September 30, 2014 amounted to 947 units, an increase of 526 units, from 421 units for the same period in 2013. Such increase was mainly due to the increased sales revenue from heat exchanger units and air coolers in the 2014 period as compared with the 2013 period. Sales revenue from heat exchanger units increased by $2.98 million, or 57.58%, to $8.16 million for the three months ended September 30, 2014, from $5.18 million for the same period in 2013. Sales from others increased $0.32 million, or 15.26%, to $2.43 million for the three months ended September 30, 2014, from $2.11 million for the same period in 2013. The increase was a result of increased demand for our products and economic recovery in China in 2014 compared with previous years.

The following table shows our sales revenue by product for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
	$	%	$	%
Plate heat exchanger	$4,937,061	30.97	$5,475,911	39.79
Heat exchange unit	8,159,272	51.18	5,177,785	37.63
Air-cooled heat exchanger	736	0.00	434,576	3.16
Shell-and-tube heat exchanger	415,330	2.61	564,681	4.10
Others	2,430,315	15.24	2,108,522	15.32
TOTAL	$15,942,714	100.00	$13,761,475	100.00

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales increased by $0.86 million, or 9.06%, to $10.35 million for the three months ended September 30, 2014, from $9.49 million for the three months ended September 30, 2013. The increase in the cost of sales was generally in line with the increase in our sales revenue. Cost of sales as a percentage of sales revenue were 64.95% and 68.99% for the three months ended September 30, 2014 and 2013, respectively, a decrease of 4.04 percentage points. The decrease was mainly attributable to the decrease in labor costs and raw material costs.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by $1.32 million, or 30.96%, to $5.59 million for the three months ended September 30, 2014, from $4.27 million for the same period in 2013. The increase in our gross profit was mainly attributable to increased sales revenue from heat exchanger units and air coolers. Although the average unit selling price of our products decreased 48.50% in the three months ended September 30, 2014 in comparison with the same period in 2013, gross profit margin for the three months ended September 30, 2014 increased to 35.05% from 31.01% for the same period in 2013. The increase in our gross profit margin was mainly attributable to the significant increase of sales volume and the decrease in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses decreased by $0.48 million, or 35.34%, to $0.87 million for the three months ended September 30, 2014, from $1.35 million for the same period in 2013. As a percentage of sales revenue, administrative expenses decreased to 5.47% for the three months ended September 30, 2014, as compared to 9.8% for the same period in 2013. The decrease in administrative expense was primarily due to overall decrease of administrative expenses in every category in the third quarter of 2014.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.30 million, or 53.63%, to $0.86 million for the three months ended September 30, 2014, from $0.56 million for the same period in 2013. The increase in research and development expenses was mainly attributable to our research and development of new products such as plate air cooler used in TMSR (Thorium Molten Salt Reactor), plate heat exchanger used in distributed energy resource and plate evaporator and condenser used in ship generators.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $0.51 million, or 32.84%, to $1.05 million for the three months ended September 30, 2014, from $1.57 million for the same period in 2013. As a percentage of sales revenue, selling expenses decreased to 6.60% for the three months ended September 30, 2014, as compared to 11.38% for the same period in 2013. The decrease was mainly attributable to $0.45 million decrease of transportation costs. The decreasing transportation price in market in 2014 led to this decrease in transportation costs.

Income before income taxes. Income before income taxes increased by $1.76 million, or 222.27%, to $2.55 million for the three months ended September 30, 2014, from $0.79 million for the same period in 2013. Such increase was mainly attributable to the increased gross profit and decreased total expenses.

Income taxes. Our income taxes increased by $0.41 million, or 435.74%, to $0.50 million for the three months ended September 30, 2014, from $0.09 million for the same period in 2013.

Net income. As a result of the cumulative effect of the foregoing factors, our net income increased by $1.35 million, or 193.69%, to $2.05 million for the three months ended September 30, 2014, from $0.70 million for the same period in 2013. As a percentage of sales revenue, our net income was 12.84% and 5.07% for the three months ended September 30, 2014 and 2013, respectively.

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

The following table sets forth key components of our results of operations for the periods indicated.

	Nine months Ended
	September 30,		$	%
	2014	2013	Change	Change
Sales revenue	$36,940,786	$32,584,283	$4,356,503	13.37
Cost of sales	(24,065,042)	(21,314,593)	(2,750,449)	12.90
Gross profit	12,875,744	11,269,690	1,606,054	14.25
Operating expenses:
Administrative expenses	2,897,520	3,852,670	(955,150)	(24.79)
Research and development expenses	2,536,250	1,191,079	1,345,171	112.94
Selling expenses	3,151,939	4,063,539	(911,600)	(22.43)
Total operating expenses	8,585,709	9,107,288	(521,579)	(5.73)
Income from operations	4,290,035	2,162,402	2,127,633	98.39
Interest income	8,660	19,069	(10,409)	(54.59)
Other income	399,563	560,670	(161,107)	(28.74)
Finance costs	(642,835)	(946,662)	303,827	(32.10)
Other expense	0	(621)	621	(100.00)
Income before income taxes and noncontrolling interests	4,055,423	1,794,858	2,260,565	125.95
Income taxes	(597,926)	(376,841)	(221,085)	58.67
Net income before noncontrolling interests	3,457,497	1,418,017	2,039,480	143.83
Net loss attributable to noncontrolling interests	-	(53,092)	53,092	(100.00)
Net income attributable to THT common stockholders	$3,457,497	$1,364,925	$2,092,572	153.31

Sales revenue. Our sales revenue increased by $4.36 million, or 13.37%, to $36.94 million for the nine months ended September 30, 2014, from $32.58 million for the same period in 2013. Our sales volume in the nine months ended September 30, 2014 amounted to 2060 units, an increase of 657 units, from 1,403 units for the same period in 2013. Such increase was mainly due to the increased sales revenue from heat exchanger units and shell-and-tube heat exchangers in the 2014 period as compared with the 2013 period. Sales revenue from heat exchanger units increased by $4.07 million, or 39.86%, to $14.27 million for the nine months ended September 30, 2014 from $10.20 million for the same period in 2013. Sales revenue from shell-and-tube heat exchangers increased $0.69 million, or 35.66%, to $2.62 million for the nine months ended September 30, 2014 from $1.93 million for the same period in 2013. The increase was a result of increased demand for our products and economic recovery of China in 2014 compared with previous years.

The following table shows our sales revenue by product for the nine months ended September 30, 2014 and 2013:

	Nine months Ended September 30,
	2014		2013
	$	%	$	%
Plate heat exchanger	$12,072,115	32.68	$13,189,394	40.48
Heat exchange unit	14,265,444	38.62	10,199,904	31.30
Air-cooled heat exchanger	390,381	1,06	1,898,115	5.83
Shell-and-tube heat exchanger	2,616,147	7.08	1,928,460	5.92
Others	7,596,699	20.56	5,368,410	16.47
TOTAL	$36,940,786	100.00	$32,584,283	100.00

Cost of sales. Our cost of sales increased by $2.75 million, or 12.90%, to $24.07 million for the nine months ended September 30, 2014, from $21.31 million for the nine months ended September 30, 2013. The increase in the cost of sales was generally in line with the increase in our sales revenue. Cost of sales as a percentage of sales revenue were 65.14% and 65.41% for the nine months ended September 30, 2014 and 2013, respectively, a decrease of 0.27 percentage points. The decrease was mainly attributable to the decrease in the labor costs and raw material costs.

Gross profit. Our gross profit increased by $1.61 million, or 14.25%, to $12.88 million for the nine months ended September 30, 2014, from $11.27 million for the same period in 2013. The increase in our gross profit was mainly attributable to increased sales revenue from plate heat exchangers and shell-and-tube heat exchangers. Although the average unit selling price of our products decreased 22.79% in the nine months ended September 30, 2014 in comparison with the same period in 2013, gross profit margin for the nine months ended September 30, 2014 increased to 34.86% from 34.59% for the same period in 2013. The increase in our gross profit margin was mainly attributable to the significant increase of sales volume and the decrease in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses decreased by $0.96 million, or 24.79%, to $2.90 million for the nine months ended September 30, 2014, from $3.85 million for the same period in 2013. As a percentage of sales revenue, administrative expenses decreased to 7.84% for the nine months ended September 30, 2014, as compared to 11.82% for the same period in 2013. The decrease in administrative expense was primarily due to the decrease in the allowance for doubtful accounts in the nine months ended September 30, 2014.

Research and development expenses. Our research and development expenses increased by $1.35 million, or 112.94%, to $2.54 million for the nine months ended September 30, 2014, from $1.19 million for the same period in 2013. The increase in research and development expenses was mainly attributable to our research and development of new products such as plate air cooler used in TMSR (Thorium Molten Salt Reactor), plate heat exchanger used in distributed energy resource and plate evaporator and condenser used in ship generators.

Selling expenses. Our selling expenses decreased by $0.91 million, or 22.43%, to $3.15 million for the nine months ended September 30, 2014, from $4.06 million for the same period in 2013. As a percentage of sales revenue, selling expenses decreased to 8.53% for the nine months ended September 30, 2014, as compared to 12.47% for the same period in 2013. The decrease was mainly attributable to 0.98 million decrease of transportation costs. The decreasing transportation price in market in 2014 leads to this decrease in transportation costs.

Income before income taxes. Income before income taxes increased by $2.26 million, or 125.95%, to $4.06 million for the nine months ended September 30, 2014, from $1.79 million for the same period in 2013. Such increase was mainly attributable to increased gross profit and decreased total expenses.

Income taxes. Our income taxes increased by $0.22 million, or 58.67%, to $0.60 million for the nine months ended September 30, 2014, from $0.38 million for the same period in 2013.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders increased by $2.09 million, or 153.31%, to $3.46 million for the nine months ended September 30, 2014, from $1.36 million for the same period in 2013. As a percentage of sales revenue, our net income attributable to common stockholders was 9.36% and 4.19% for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $5.93million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $4.76 million. In addition, we have an approximately $19.53 million credit line from China Construction Bank and Agriculture Bank of China. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to keep our allowance for doubtful accounts staying at the high level in the nine months ended September 30, 2014. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Nine months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$6,871,237	$(4,529,719)
Net cash provided by (used in) investing activities	331,577	(262,174)
Net cash used in financing activities	(10,495,142)	(4,342,041)
Effects of exchange rate change in cash	140,162	185,567
Net decrease in cash and cash equivalents	(3,152,166)	(8,948,367)
Cash and cash equivalents at beginning of the period	9,082,137	10,703,199
Cash and cash equivalent at end of the period	$5,929,971	$1,754,832

Operating Activities

Net cash provided by operating activities was $6.88 million for the nine months ended September 30, 2014, compared with $4.53 million used in the same period in 2013. The increase in net cash provided by operating activities was mainly attributable to increased net income, less purchase of inventories, less increase of other receivables, prepayments, and deposits, more increase of other payables and accrued expenses, offset by more decrease of trade payables and more increase of accounts receivables.

Investing Activities

Net cash provided by investing activities was $0.33 million for the nine months ended September 30, 2014, compared with $0.26 million used in the same period in 2013. The net cash provided by investing activities during the nine months ended September 30, 2014 was primarily due to release of more restricted cash offset by payments made to acquire property, plant and equipment.

Financing Activities

Net cash used in financing activities was $10.50 million for the nine months ended September 30, 2014, compared with $4.34 million for the same period in 2013. The decrease in net cash used in financing activities resulted from less proceeds from bank loans and more repayments of bank loans.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity.

	Nine months Ended September 30,
	2014	2013
Construction costs	$531,209	$144,681
Purchase of equipment	498,749	152,282
Prepayment for land use right	-	-
Total capital expenditures	$1,029,958	$296,963

We estimate that our total capital expenditures in fiscal year 2014 will reach approximately $1.50 million to buy the equipment for necessary products used in the nuclear power industry.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2014. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2013, which we are still in the process of remediating as of September 30, 2014, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2014, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of 2014, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2014	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
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