Form 10-K
period 2014-12-31
THT Heat Transfer Technology, Inc.
filed 2015-03-31
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Yes [  ]                                    No [X]

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Global Market) was approximately $20.3 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 20,453,500 shares of the registrant’s common stock outstanding as of March 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THT HEAT TRANSFER TECHNOLOGY, INC.

Annual Report on Form 10-K
Year Ended December 31, 2014

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“THT,” “Company,” “we,” “us,” or “our” are to the combined business of THT Heat Transfer Technology, Inc., a Nevada corporation, and its consolidated subsidiaries: Megaway, Star Wealth, SipingJuyuan and Beijing Juyuan;

•	“Megaway” are to Megaway International Holdings Limited, a BVI company;

•	“Star Wealth” are to Star Wealth International Holdings Limited, a Hong Kong company;

•	“SipingJuyuan” are to Siping City JuyuanHanyang Plate Heat Exchanger Co. Ltd., a PRC company;

•	“Beijing Juyuan” are to Beijing JuyuanHanyang Heat Exchange Equipment Co., Ltd., a PRC company;

•	“BVI” are to the British Virgin Islands;

•	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“PRC” and “China” are to the People’s Republic of China;

•	“SEC” are to the Securities and Exchange Commission;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“Securities Act” re to the Securities Act of 1933, as amended;

•	“Renminbi” and “RMB” are to the legal currency of China; and

•	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are SipingJuyuan and Beijing Juyuan.

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

As a result of the reverse acquisition of Megaway, our business became the business of Megaway and its subsidiaries, Star Wealth, SipingJuyuan and Beijing Juyuan.

Megaway was incorporated in the BVI on April 8, 2009. Megaway is a holding company that has no operations or assets other than its ownership of all of the capital stock of Star Wealth. Star Wealth was incorporated in Hong Kong on March 25, 2009. Star Wealth is also a holding company that has no operations or assets other than its ownership of all of the equity interests of SipingJuyuan, which was acquired by Star Wealth on June 8, 2009. Siping City Juyuan Heat Exchange Equipment Co., Ltd., the predecessor of SipingJuyuan, was first incorporated in China in December 1998. In May 2006, it was divided into three individual enterprises, including SipingJuyuan. SipingJuyuan carried on the primary business of Siping City Juyuan Heat Exchange Equipment Co., Ltd., while the other two enterprises gradually ceased operations. Mr. Guohong Zhao, our Chairman, Chief Executive Officer and President, is the founder of Siping City Juyuan Heat Exchange Equipment Co., Ltd. All of our manufacturing operations are conducted through SipingJuyuan. SipingJuyuan owns 100% of the equity interests of Beijing Juyuan, which is solely engaged in the sales of SipingJuyuan’s products, and carries no production activities.

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

According to “China Heat Exchanger Industry Report” issued by Zero Power Intelligence Co., Ltd., an independent market research firm in China, the world heat exchanger market has grown significantly in the past several years. The global sales value of heat exchangers grew from $29.7 billion in 2005 to $38.6 billion in 2008, representing a growth of 30%, and is expected to grow to $56.5 billion in 2015, representing a growth of 46.37% in the six-year period from 2009 to 2015. According to the report, China has become the second largest market and one of the fastest growing markets for heat exchangers. The sales value of heat exchangers in China grew from $3.2 billion in 2005 to $5.4 billion in 2008, representing a growth of 70%, and is expected to grow to $ 16.3 billion in 2016, representing a growth of 202% in the eight-year period from 2009 to 2016.

We anticipate that growth in the Chinese heat exchanger industry will mainly be driven by the following factors:

•

Economic Growth in China. According to the National Bureau of Statistics of the PRC, China’s GDP grew 7.4% in 2014, one of the fastest rates in the world. Because heat exchangers are widely used in various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding, the heat exchanger market benefits from the general growth of the economy.

•

Expanding Energy Needs. A fast growing economy requires more energy. To keep pace with rising energy demands, additional power plants are being constructed. Heat exchangers are widely used in the closed circulation systems of thermal power plants, nuclear reactor heat exchange systems and regular water cooling systems of nuclear power plants. According to the State Electricity Regulatory Commission, energy investment in China was $84.9 billion in 2009 and is expected to grow at compound annual growth rates of 8.3% until 2014. The Chinese government plans to spend a total of $66 billion in nuclear power plant construction. By 2020, 23 million kilowatt level nuclear power plants will be constructed. In 2010, construction began on six new nuclear power plants in the provinces of Zhejiang, Shandong, Guangdong and Hainan.

•

Environmental Protection. New environmental rules and regulations have helped reduce emissions and energy consumption. Both the Chinese and foreign governments encourage investments in order to reduce energy consumption and emissions. In many applications, industry buyers tend to use heat exchangers instead of simple cooling systems after giving consideration to their efficiency and energy savings. The investment in energy savings and emissions reduction in China was approximately159.78 billion during the twelfth five-year plan. According to the World Nuclear Organization, as of March 2014, China had 7operating nuclear reactors and 37 reactors in the construction or planning phases.

•

Rapid Urbanization. Heat exchangers are an important part of district heating systems (i.e., systems for distributing heat generated in a centralized location for residential and commercial heating requirements such as space and water heating). Such systems are required in the cities of northern China, an area which is experiencing a rapid pace of urbanization. As well, Heating, Ventilation and Air Conditioning systems, or HVAC, which are essential for buildings, require installation of heat exchangers. In 2009, the HVAC market in China was $6.0 billion and is expected to grow at a compound annual growth rate of 1% by 2014.

Our Competitive Strengths

We believe that the following strengths enable us to compete effectively in and to capitalize on growth in the heat exchange industry in China:

•	Leading market position. Our leading sales position will help develop our brand and brand awareness throughout China and assist us in acquiring an even larger market share in the future.

•

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

•

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

•

Solid track record. Over the past ten years, we have successfully completed over 3,000 projects in more than 15 industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding. We have provided heat exchange solutions to Fortune 500 companies including Shell, BP, BASF, LG, Sinopec, and China Shenhua as well as for high profile projects in both the PRC and other countries. Noteworthy projects include the Wukesong Sports Center for the 2008 Olympics in Beijing, the Guangdong Lin’ao nuclear plant and the BASF Chemical plant in Germany. Our strong track record and our demonstrated ability to develop and deliver high quality solutions provide our Company with a strong brand and reputation in the industry.

•

Professional sales team. We have a sales team with 118 experienced sales people, which we believe is among the largest in the Chinese market. Our sales people are organized into four groups by industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience.

Our Growth Strategies

We are committed to enhancing our sales, profitability and cash flows through the following strategies:

•

Increasing production and processing capacity. We will continue to increase our production and processing capacity. To fulfill future sales growth and enhance our capacity during peak periods, we recently expanded our production facility. In October 2009, we built a new workshop with floor area of 7,356 square meters and launched a new production line of plate heat exchangers, with a designed capacity of 200,000 square meters. In 2013, we began to build another new factory of 8,774 square meters and a new production line for heat exchange units with a designed capacity of 1,000 units. The production line is expected to be launched in late 2015.

•	Expanding sales network. We will further expand our sales network by establishing new sales offices in China. We are also strengthening our international marketing efforts.

•

• Continually developing new products. We will continue to develop new products to broaden our product range so as to meet increased customer demands and seize larger market share. New products under development include large plate heat exchanger use for cold air-conditioning, integrated evaporation station and micro channel plate heat exchanger. These new products will help us reach a larger number of customers in the chemical, food and beverage, pharmaceutical and refinery industries.

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

Plate heat exchangers are used in a variety of applications including iron, steel and aluminum manufacturing, chemical manufacturing, electric and nuclear power generation, central building air-conditioning, pharmaceutical production, and the food and beverage industry. Plate heat exchanger sales accounted for approximately 30% of our sales revenue in 2014.

Heat Exchange Units

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

Our heat exchanger units are most widely used in thermal power plants and residential heating systems, which require integration of control and monitoring systems for several distinct spaces. Sales of heat exchanger units accounted for approximately 47% of our sales revenue in 2014.

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

Air-cooled heat exchangers are used in various industries where cooling liquids are too costly to obtain or are not readily available. Sales of air-cooled heat exchangers accounted for 2% of our sales revenue in 2014.

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

Shell-and-tube heat exchangers are generally used in the same industries as plate heat exchangers, and are most commonly used with extremely high-pressure liquids. Shell-and-tube heat exchanger sales accounted for approximately 5% of our sales revenue in 2014.

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

Welded plate heat exchangers are utilized in many of the same industries as other plate heat exchangers and shell-and-tube heat exchangers. Welded plate heat exchangers accounted for 2% of our sales revenue in 2014.

Plate-and-Shell Heat Exchanger

A plate-and-shell heat exchanger is a hybrid type of heat exchanger that combines aspects of the plate heat exchanger and shell-and-tube heat exchanger. Plate-and-shell heat exchangers consist of a shell with heat transfer plates inside of the shell instead of tubes.

Advantages of a plate-and-shell heat exchanger include its high heat transfer efficiency (more than double that of a shell-and-tube heat exchanger), compact structure and light weight. Shell-and-plate heat exchangers are also resistant to high pressure and high temperatures and are commonly used to meet the requirements of large-scale equipment used in oil refining, the chemical industry, fertilizer production and metallurgy. Sales of plate-and-shell heat exchangers accounted for 2% of our sales revenue in 2013.

Other heat exchange products accounted for 12% of our sales revenue in 2014.

New Products under Development

Our research and development department is constantly working on new products for our customers and enhancements to our existing products. China’s economic slowdown in 2014 affected several industries we serve, especially the industries with excessive capacity such as petrochemical, metallurgical and shipbuilding industries. As a result, orders from petrochemical customers declined drastically and many shipbuilding customers suspended orders. Nevertheless, urban heating and nuclear power industries were still sustainable. We adjusted our product mix accordingly to better meet the market demand. Currently, our research and development team is working on large-scale plate heat exchanger used in cold air-conditioning, integrated evaporation station and micro channel plate heat exchanger.

•

Large-scale plate heat exchanger used in cold air-conditioning. Large-scale plate heat exchanger used in cold air-conditioning adopts short and complex wave patterns. Large-scale plate heat exchanger used in cold air-conditioning will mainly be used in central cooling, concentrated cooling, heating and power system residue heat recovery, large-scale air conditioning system and interval pressure heat exchange station and other fields.

•

Integrated evaporation station. Integrated evaporation station utilizes heating to boil the solution with non-volatile matter to gasify and remove the non-volatile matter. It enhances the concentration of the solution. Integrated evaporation station will be widely used in chemical, food processing and pharmaceutical industries.

•

Micro channel plate heat exchanger. This product will be mainly used in ocean engineering equipment, natural gas, petrochemical, mechanical power, solar power and fuel cell industries. It can also be used in liquefaction, heating and cooling of gas; vaporization, heating, cooling and fractionation of liquid. Micro channel plate heat exchanger can improve efficiency by reducing bulkiness and weight of heat exchangers.

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

The capacity and utilization of our production lines are set forth below:

Production Line	Current Capacity	2014 Utilization	2013 Utilization
Plate heat exchanger production line (square meters)	300,000	70%	90%
Welding workshop (tons)	3,000	90%	90%
Plate heat exchanger production line (square meters)	200,000	45%	50%

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

The following table sets forth our top ten suppliers in 2014:

Supplier	Raw Materials	Amount (in thousands of U.S. Dollars)
Tangshan Longteng Steel Co., Ltd.	Round bar steel	4,394,936
Dashiqiao Petrochemical Machinery Forging Factory	Forging	2,721,042
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	2,155,965

Supplier	Raw Materials	Amount (in thousands of U.S. Dollars)
Hebei Xuanlong Steel Rolling Co., Ltd.	Angel Iron	1,769,128
Liaoning Xingye Import and Export LLC.	Titanium Plate	1,325,585
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	1,290,267
Tangshan Qicheng Iron and Steel Plant	U-steel	1,273,319
Xi’an Lianyi Rubber Products Co., Ltd.	Rubber Mat. Spacer	1,325,585
Qingdao Puxiang Stainless Steel Co., Ltd.	White Steel Plate	1,290,267
Tianjin Gerui New Metal Co., Ltd.	White Steel Plate	1,273,319

The following table sets forth our top ten suppliers in 2013:

Supplier	Raw Materials	Amount
Dashiqiao Petrochemical Machinery Forging Factory	Forging	5,656,502
Liaoning Hong Sheng Thermal Energy Technology Co., Ltd.	White Steel Plate	3,668,588
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	2,943,882
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	1,289,318
Xi’an Lianyi Rubber Products Co., Ltd.	Glue Cushion	1,093,642
Siping Xin GuangJu Automatic Control Equipment Co., Ltd.	Electric	1,034,269
Dalian Longde Automation Equipment Co., Ltd.	Electric	981,161
Luoyang ShuangRui Precision Casting Titanium Industry Co., Ltd.	Titanium plate	924,445
Jiangmen Xinhao Special Stainless Steel Material Co., Ltd.	White Steel Plate	802,169
Tianjin Gerui New Metal Co., Ltd.	White Steel Plate	776,677

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

The following table sets forth our top ten customers in 2014:

Customer	Main Products	Amount (in thousands of U.S. Dollars) (without VAT)	% of Sales Revenue
Gansu Red Sun Heating Power Co., Ltd.	Heat Exchanger Unit	3,503,059	5.73
Tengzhou Heating Power Co., Ltd.	Heat Exchanger Unit	2,316,692	3.79
Qitaihe Shantytowns Transformation Office	Spare Part	1,628,545	2.67
Guazhou Heating Power Co., Ltd.	Heat Exchanger Unit	1,473,767	2.41
Great Khingan Energy Development Co., Ltd.	Heat Exchanger Unit	1,251,657	2.05
TongfangCo., Ltd.	Heat Exchanger Unit	1,192,467	1.95
Daerkai Sunshine(Harbin) Thermoelectricity Co., Ltd.	Heat Exchanger Unit	1,170,573	1.92
YouyuXincheng Heating Power Co., Ltd.	Heat Exchanger Unit	1,137,948	1.86
Beijing Spaceflight Changfeng Co., Ltd.	Heat Exchanger Unit	1,075,883	1.76
Xiji Urban and Rural Construction and Environmental Protection Agency	Heat Exchanger Unit	922,110	1.51

The following table sets forth our top ten customers in 2013:

Customer	Main Products	Amount (without VAT)	% of Sales Revenue
State Power Corp Jiuquan Heating Co., Ltd.	Heat Exchanger Unit	1,812,814	2.52
Baiyin Tong Cheng Heating Co., Ltd.	Heat Exchanger Unit	1,741,019	2.42
Zhangjiagang Fu Rui Special Equipment Co., Ltd.	Air-Cooler	1,719,128	2.39
Xiji Urban and Rural Construction and Environmental Protection Bureau	Heat Exchanger Unit	1,706,375	2.38
Tongfang Co. Ltd.	Plate Heat Exchanger	1,685,973	2.35
ChipingXinfa Material Supply and Service Co., Ltd.	Plate Heat Exchanger	1,279,876	1.78
Songyuan Heating Co., Ltd.	Heat Exchanger Unit	1,226,113	1.71
EjinHoro Banner Jiu Tai Heating Co., Ltd.	Heat Exchanger Unit	1,209,934	1.68
Da’erkai Sunny (Harbin) Heating Co., Ltd.	Heat Exchanger Unit	1,170,432	1.63
Gas Branch of Daqing Oilfield Co., Ltd.	Shell-and-Tube Heat exchanger	1,144,295	1.59

Sales and Marketing

As of December 31, 2014, our sales force consisted of 118 experienced sales people organized into four groups based on industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving our customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience. Of the 118 members of our sales staff, 8 are based in Beijing and Siping, and 110 are distributed in 13 different Chinese provinces.

The following table sets forth the numbers of distributed staffs in 13 different Chinese provinces:

Region	Number of Staffs	Location
Northern China	49	Harbin, Shenyang, Baotou, Beijing
Eastern China	19	Qingdao, Shanghai
Central China	27	Wuhan, Zhengzhou, Hangzhou
Western China	15	Xi’an, Taiyuan, Chengdu, Urumqi

Each sales staff makes direct sales and provides after-sales services to the customers in its area. Our sales staffs in Qingdao, Wuhan, Xi’an, Zhengzhou, Taiyuan, Chengdu, Harbin, Shenyang, Urumqi and Baotou are focused on sales to the heating and power industry while our Shanghai and Hangzhou sales staffs are focused on sales to the shipbuilding industry.

Competition

The heat exchanger market in China is very fragmented and competitive. There are over 1,500heat exchanger manufacturers in China, most of which are relatively small in size. As a leading heat exchanger manufacturer in China, we mainly face competition from the leading domestic players including SmartHeat, Shanghai Accessen and Lanzhou Lanshi, as well as the leading international players including Alfa Laval and Aluminum Plant & Vessel Company Limited, or APV, each of whom has a presence in China. The following is a brief summary and analysis of our major competitors:

•

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

•

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

•

SmartHeat, Inc. is a Chinese manufacturer of heat exchangers. Its production facility is located in Shenyang, Northeast China. SmartHeat manufactures and sells plate heat exchangers, heat exchanger units and heat meters. It used to be the original equipment manufacturer service provider of Sondex, the Denmark manufacturer of plate heat exchangers, who is an especially strong competitor in the oil and gas industry. SmartHeat is more experienced than us in producing heat exchanger units but does not produce shell-and-tube heat exchangers. As compared to SmartHeat, we believe that we have stronger research and development capabilities, a wider range of products and that we have a more established track record in the industry.

•

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

•

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

We own twenty-five patents, all of which are for utility models. The term of the patents, as stipulated by the PRC Patent Law, is ten years starting from the authorization date. The following table lists our patents, their registration and certificate numbers and their authorization dates:

Patents	Registration No.	Certificate No.	Authorization Date
Shell and tube helix baffle plate heat exchanger	ZL201020107719.2	1565896	2010-10-20
High efficiency wide flow channel disassemble plate heat exchanger	ZL200920093790.7	1512219	2010-08-18
Special high efficiency detachable type heat exchanger heat transfer plate	ZL200920094384.2	1565896	2010-05-12
A kind of plate heat exchanger use in air conditioning industry	ZL200920094383.8	1411275	2010-05-12
Variable section flow channel plate heat exchanger	ZL200720093847.4	1109105	2008-10-08
Wide flow channel disassemble plate heat exchanger	ZL200520127760.5	876165	2007-03-07
Wide flow channel welded plate heat exchanger	ZL200520127762.4	842256	2006-11-29
Large-scale closed cooling water circulator	ZL200520127763.9	CN 2842348Y	2006-11-29
Block type heat exchanger	ZL200520127761X	842022	2006-11-29
Powder heat exchanger	ZL20120579425.X	1817117	2010-10-28
Semi-welded plate heat exchanger	ZL201120167533.0	2055400	2011-12-28
O-ring composite sealing gasket with U type protective use in plate heat exchanger	ZL201120459019.4	2298122	2012-07-11
Plate heat exchangers with double sealed washer	ZL201120444804.2	2276392	2012-07-04
Plate and shell heat exchanger with countercurrent circular plate	ZL201220225259.2	2557243	2012-12-05
Main pump lube oil cooler	ZL201220225258.8	2555906	2012-05-18
Efficient detachable wide channel plate heat exchanger	ZL200910067086.9	1124253	2013-1-23
Hybrid heat heater for heating network	ZL201220679204.9	2925929	2013-5-29
Vertical floating-head heat exchanger	ZL201320105056.4	3099993	2013-8-14
Double seal high-pressure plate heat exchanger	ZL201320297235.2	3341805	2013-12-25
Heat recycling integrated heat exchange unit	ZL201320589458.6	3520387	2014-4-16
A contranatant plate and frame heat exchanger	ZL 201320693551.1	3517751	2014-4-16
Slats of shutter blanking mould used in air cooler	ZL 201320871680.5	3617839	2014-6-11
The plate intelligent production line used in plate heat exchanger	ZL 201320885687.2	3634459	2014-6-18
Shell and tube heat exchanger used in food industry	ZL 201420239466.2	3818441	2014-9-24
Welded wide channel plate heat exchanger	ZL 201320885452.3	3635843	2014-6-18

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

In addition, the EIT Law and its implementing rules generally provide that an income tax rate of 10% will normally be applicable to dividends payable to investors that are “non-resident enterprises,” or non-resident investors, which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC, but the relevant income is not effectively connected with the establishment or place of business to the extent such dividends are derived from sources within the PRC. The State Council of the PRC or a tax treaty between China and the jurisdictions in which the non-PRC investors reside may reduce such income tax. Under the Arrangement between the Mainland and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income, effective as of January 1, 2007, such dividend withholding tax rate is reduced to 5% if a Hong Kong resident enterprise owns over 25% of the PRC company distributing the dividends. As Star Wealth is a Hong Kong company and owns 100% of SipingJuyuan, under the aforesaid arrangement, any dividends that SipingJuyuan pays Star Wealth may be subject to a withholding tax at the rate of 5%. However, if Star Wealth is not considered to be the “beneficial owner” of such dividends under the Notice Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, or Notice 601, promulgated by the State Administration of Taxation on October 27, 2009, such dividends would be subject to the withholding tax rate of 10%. The withholding tax rate of 5% or 10% applicable to Star Wealth will have a significant impact on the amount of dividends to be received by the Company and ultimately by stockholders.

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

Circular 37

On July 4, 2014, SAFE issued the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or Circular 37. Circular 37 repeals and replaces the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents to Engage in Overseas Financing and Round Trip Investment via Overseas Special Purpose Vehicles, or Circular 75. Circular 37regulate the foreign exchange matters in relation to the use of a special purpose vehicle, or SPV, by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. Under Circular 37, a SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of investing or obtaining financing, utilizing assets or interests legally held by such domestic residents. Circular 37 requires that, before establishing or controlling a SPV, PRC residents and PRC entities are required to complete foreign exchange registration with the local offices of SAFE for their overseas investments. Circular 37 further requires amendment to the registration in the event of any significant changes to the SPV. Failure to fulfill the required registration may result in being prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities.

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us,” we have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as then required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. Circular 37 shall apply to any subsequent amendments made by our stockholders after the effective date of Circurlar 37. However, we cannot predict how Circular 37 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders.

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

On June 30, 2009, Mr. Guohong Zhao, our Chairman and CEO and a founder of SipingJuyuan, entered into an option agreement with Ms. Jinghua Zhao, the sole shareholder of Wisetop, pursuant to which Mr. Guohong Zhao was granted an option, exercisable after 180 days, to acquire all of the equity interests of Wisetop owned by Ms. Jinghua Zhao at an exercise price of $3,246,160. This initial expiration date of the option was June 30, 2011, however, on May 16, 2011, the parties extended the expiration date to June 30, 2012. On November 29, 2011, Mr. Zhao exercised his option.

Also on June 30, 2009, Wisetop entered into separate option agreements with the other original founders of SipingJuyuan, pursuant to which such founders were granted options, exercisable after 90 days, to purchase an aggregate of 10,240,786 shares of our common stock owned by Wisetop at a total exercise price of $7,291,440. The founders exercised their options on December 17, 2010. On December 17, 2010, the founders exercised their options and the shares were transferred to the founders. Wisetop owned 4,559,214 after the option exercise.

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

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of SipingJuyuan constitutes a Round-trip Investment without MOFCOM approval,” the PRC regulatory authorities may take the view that the Acquisition and the reverse acquisition of Megaway are part of an overall series of arrangements which constitute a Round-trip Investment because at the end of these transactions the PRC Individuals became the majority owners and effective controlling parties of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition of Megaway and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries, but we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law.

Employees

As of December 31, 2014, we employed a total of 615 full-time employees. The following table sets forth the number of employees by function:

Function	Number of Employees
Senior Management	7
Solution design	19
Sales	118
Marketing	34
Procurement	27
Production	263
Quality Control	25
R&D	35
HR&Administration	74
Finance	10
Internal Audit and Control	3
TOTAL	615

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

Insurance

We maintain property insurance for our premises located at Siping, China where our main production facilities are located. The aggregate maximum amount covered by our insurance policy is up to RMB25.39 million (approximately $3.72 million). We also maintain property insurance for our automobiles. We do not maintain business interruption, product liability insurance or key-man life insurance. We believe our insurance coverage is customary and standard of companies of comparable size in comparable industries in China. However, we cannot ensure that our existing insurance policies are sufficient to insulate us from all loses and liabilities that we may incur.

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

A significant amount of our sales revenue is derived from our largest customers and any reduction in revenue from any of these customers would reduce our sales revenue and net income.

Approximately 25.65% of our sales revenue in 2014 came from our top ten customers, with our largest customer, Gansu Red Sun Heating Power Co., Ltd., accounting for approximately 5.73% of our sales revenue in 2014. If we cease to do business at or above current levels with the top customers or with any other large customers who contribute significantly to our sales revenue, and we are unable to generate additional or substitute sales revenue, our net income would decline considerably.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified material weaknesses. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

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

Most of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the degree of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange;
•	the allocation of resources;
•	an evolving regulatory system; and
•	a lack of sufficient transparency in the regulatory process.

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

On July 4, 2014, SAFE issued the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or Circular 37. Circular 37 repeals and Circular 75. Circular 37 regulates the foreign exchange matters in relation to the use of a SPV by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. See Item 1 “Business—Regulation—Circular 37” for a detailed discussion of Circular 37 and its implementation.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as then required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 37. Moreover, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 37. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 37, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of SipingJuyuan constitutes a Round-trip Investment without MOFCOM approval.

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

Our common stock is traded on the NASDAQ Capital Market under the symbol “THTI.” The trading market in our common stock has been substantially less liquid than the average trading market for companies trading on the NASDAQ Stock Market. Reported average daily trading volume in our common stock for the three months immediately prior to March 1, 2014, was approximately 0.01million shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

Land Use Rights

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We were granted land use rights from the PRC government for 36,529.6 square meters of three land slots located at No.5 Nanhuan Road, Tiexi District, Siping City, Jilin Province, China. The land use rights will expire on December 8, 2056, December 30, 2056 and December 30, 2057, respectively.

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

Buildings

Our manufacturing facilities are based in Siping City, Jilin Province, China. The total floor area of our facility is approximately 24,850 square meters. The production portion of the facility is approximately 17,894 square meters. Our research and development center is approximately 1,168 square meters and our executive office building, garage, substation, boiler room and dormitory are approximately 5,788 square meters. We currently have three production lines for plate heat exchangers with an annual capacity of 500,000 square meters and one welding workshop with an annual capacity of 3,000 tons. Our welding facility is located on a 36,530 square meter plot of land for which we own the land use right.

We currently own eleven buildings covered by ten Property Ownership Certificates issued by Siping City Housing Administration Bureau. All the buildings are located at No.5 Nanhuan Road, Tie Xi District, Siping City. The building with an area of 61,380 square meters was mortgaged to secure our indebtedness to China Agriculture Bank, Siping Branch on June 28, 2011.

Our new workshop, which began operations in October 2009, has a floor area of 7,356 square meters and a new production line for plate heat exchangers with a designed capacity of 200,000 square meters. In 2013, we began to build a new factory of 8,774 square meters and a new production line for heat exchange units with a designed capacity of 1,000 units is expected to be put into use in late 2015.

Buildings under Construction

Our third workshop and our research center, located at the south side of Nanhuan Road, Tie Xi District, Siping City, are under construction. We have obtained a License for Construction Land Planning (Ref. Di Zi No. 200802050) issued by Siping City Construction Bureau on July 25, 2008, which shows that the land area approved for our above-mentioned construction is 11,781 square meters.

We also acquired a License for Construction Project Planning (Ref. Jian Zi No. 200803043) issued on September 5, 2008 by Siping City Construction Bureau. The License shows that the area of construction will be 7,716 square meters.

Leased Properties

We currently lease two real properties as representative offices in Harbin and Qingdao.

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

	Closing Prices(1)
	High	Low
Year Ended December 31, 2014
1st Quarter	$2.84	$0.79
2nd Quarter	1.69	1.01
3rd Quarter	1.95	1.12
4th Quarter	1.80	1.00

	Closing Prices(1)
	High	Low
Year Ended December 31, 2013
1st Quarter	$1.19	$1.00
2nd Quarter	1.25	0.90
3rd Quarter	1.19	0.77
4th Quarter	1.29	0.83

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 30, 2015, there were approximately 797 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2014 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2014 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2014.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are SipingJuyuan and Beijing Juyuan.

Financial Performance Highlights

The following are some financial highlights for the year:

•	Sales revenue: Sales revenue decreased by $10.74 million, or 14.95%, to $61.10 million for 2014, from $71.84 million for 2013.

•	Gross profit: Gross profit decreased by $3.30 million, or 14.91%, to $18.85 million for 2014, from $22.16 million for 2013. As a percentage of sales revenue, gross profit increased by 0.01% to 30.86% for 2014 from 30.85% for 2013.

•	Net income attributable to stockholders: Net income attributable to our stockholders decreased by $0.93 million, or 30.36%, to $2.13 million for 2014, from $3.06 million for 2013.

•	Fully diluted net income per share: Fully diluted net income per share was $0.10 for 2014, as compared $0.15 for 2013.

Principal Factors Affecting our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•

China’s Strong Commitment to the Environment. In March 2013, China’s Premier Li Keqiang “declared war” on pollution at China’s annual parliamentary session. Environmental quality in China has become inseparable from economic growth. The Chinese government has been demonstrating strong commitment to tackle environmental issues. The recent economic slowdown did not diminish the commitment. In the green initiatives such as the TMSR program supported by the government, our products may play an important role to improve energy efficiency and reduce waste. We expect our R&D efforts will go in line with China’s green agenda and contribute to a better environment.

•

Growth of China’s Urbanization and Industrialization. According to China Heat Association, the annual growth rate of the heat exchange industry in China is expected to be 101% from 2012 to 2016. This growth is fueled by rapid industrialization and manufacturing industries developing in China. Although China’s economic growth started to slow down in 2014, we believe urbanization and industrialization will continue to grow and provide opportunities to our products. If this growth continues, we believe that we will be able to sustain our growth and continue to be a leader in the heat exchange industry in China.

•

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

•

China’s Slow Economic Growth. China’s economic growth rate was 7.4% in 2014, weakest in 24 years. The economic slowdown in 2014 has affected several industries we serve, especially the industries with excessive capacity such as petrochemical, metallurgical and shipbuilding industries. A protracted slowdown may impact our operations and business if our adjusted product structure and strategies to expand to serve more sustainable industries did not work as we expected.

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

According to the PRC’s central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25% under the EIT Law. On October 13, 2011, SipingJuyuan was granted the High and New Technology Enterprise status which entitled it to a 15% preferential income tax rate for a period of three years from 2011 to 2014. In addition, SipingJuyuan was entitled to a special tax concession because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this tax concession entitled SipingJuyuan to a refund of VAT paid during the reporting period. Starting from February 2013, SipingJuyuan is no longer entitled this Tax Concession due to lack of required numbers of handicapped staff.

Beijing Juyuan, being a sino-foreign joint venture enterprise, was entitled to two years’ EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years. This tax holiday commenced in the fiscal year of 2008. Beijing Juyuan was therefore subject to EIT at the rate of 12.5% during the year ended December 31 2012. Beijing Juyuan ceased to be a sino-foreign joint venture after we acquired 25% equity interest in Beijing Juyuan from Hanyang International GmbH (“Hanyang”), our foreign business partner, in May 2013. Beijing Juyuan was subject to EIT at the standard rate of 25% during the years ended December 31, 2014 and 2013

See Item 1 “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our PRC subsidiaries.

Results of Operations

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2014 and 2013.

	Year Ended December 31,		$ Change	% Change
	2014	2013
Sales revenue	$61,097,433	$71,836,009	$(10,738,576)	(14.95)
Cost of sales	(42,243,326)	(49,678,138)	7,434,812	(14.97)
Gross profit	18,854,107	22,157,871	(3,303,764)	(14.91)
Operating expenses:
Administrative expenses	7,200,530	8,623,151	(1,422,621)	(16.50)
Research and development expenses	2,852,228	2,648,778	203,450	7.68
Selling expenses	5,676,816	5,900,549	(223,733)	(3.79)
Total operating expenses	15,729,574	17,172,478	(1,442,904)	(8.40)
Income from operations	3,124,533	4,985,393	(1,860,860)	(37.33)
Interest income	11,860	6,697	5,163	77.09
Other income	761,025	684,858	76,167	11.12
Finance costs	(741,111)	(1,468,651)	727,540	(49.54)
Other expenses	(77,008)	(45,568)	(31,440)	69.00
Income before income taxes	3,079,299	4,162,729	(1,083,430)	(26.03)
Income taxes	(951,376)	(1,054,156)	102,780	(9.75)
Net income before noncontrolling interests	2,127,923	3,108,573	(980,650)	(31.55)
Net income attributable to noncontrolling interests	-	(53,092)	53,092	(100.00)
Net income attributable to THT common stockholders	$2,127,923	$3,055,481	$(927,558)	(30.36)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue decreased by $10.74 million, or 14.95%, to $61.10 million in 2014 from $71.84 million in 2013. Our sales volume in 2014 amounted to 3,256 units, a decrease of 162 units, from 3,418 units in 2013. Such decrease was mainly due to the decreased sales revenue from plate heat exchangers, heat exchange units and air coolers in 2014 as compared with 2013.Sales revenue from plate heat exchangers decreased by $4.82 million, or 21.07%, to $18.07 million in 2014 from $22.89 million in 2013.Sales revenue from heat exchange units decreased by $2.94 million, or 9.33%, to $28.61 million in 2014 from $31.55 million in 2013.Sales revenue from air coolers decreased by $2.96 million, or 70.25%, to $1.25 million in 2014 from $4.21 million in 2013.China’s economic slowdown in 2014 affected several industries we serve, especially the industries with excessive capacity such as petrochemical, metallurgical and shipbuilding industries. Because of the energy conservation and emission reduction policies of China, many projects in petrochemical industry were suspended and delayed with less order in 2014. Many orders from shipbuilding industry also declined drastically. Although sales revenue from other products increased, the increase was not enough to offset the decreased sales revenue from plate heat exchangers, heat exchange units and air coolers.

The following table shows our sales revenue by product for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014		2013
	$	%	$	%
Plate heat exchanger	$18,066,105	30	$22,889,232	32
Heat exchange unit	28,609,928	47	31,554,194	44
Air-cooled heat exchanger	1,252,547	2	4,210,607	6
Shell-and-tube heat exchanger	3,026,746	5	4,781,259	7
Others	10,142,107	16	8,400,717	11
TOTAL	$61,097,433	100	$71,836,009	100

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales decreased by $7.43million, or 14.91%, to $42.24 million in 2014 from $49.68million in 2013. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Costs of sales as a percentage of sales revenue were69.14% and 69.15% for 2014 and 2013, respectively. The decrease was mainly attributable to decline of production and staff cut which led to decrease in labor costs and raw material costs.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased by $3.30 million, or 14.91%, to $18.85 million in 2014 from $22.16 million in 2013. The decrease in our gross profit was mainly attributable to the decreased sales revenue from plate heat exchangers, heat exchange units and air coolers. Although the average sales price per unit decreased by 12.00% year over year, our gross profit margin for 2014 increased to 30.86% from 30.85% for 2013. The slight increase in our gross profit margin was mainly attributable to the decrease in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses decreased by $1.42 million, or 16.50%, to $7.20 million in 2014 from $8.62 million in 2013. As a percentage of sales revenue, administrative expenses decreased to11.79% in 2014, as compared to 12.00% in 2013. The decrease in administrative expenses was primarily due to the decrease of allowance for doubtful accounts. Bad debt expense decreased by $1.89 million to $1.45 million in 2014 compared with $3.34 million in 2013. The decrease in bad debt expense was mainly because we adopted some methods to improve the collection of overdue receivable. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

We believe our allowance for doubtful accounts is appropriate. We have installment payment arrangement with our customers. Thanks to the efforts of our doubtful accounts department and resort to legal means for collection, our allowance for doubtful accounts has been steadily reduced in the past years.

Our allowance of obsolete inventory is also appropriate because we purchase raw materials after we receive purchase orders. Although our customers may delay their payment or delivery schedules which increase our inventories, they do not cancel their orders to cause us classify the delayed inventories as obsolete inventories.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.20 million, or 7.68%, to $2.85 million in 2014 from $2.65 million in 2013. The increase in research and development expenses was mainly attributable to our research and development of new products after we adjusted our product structure to adapt to the market demands in 2014.Currently, our research and development team is working on large-scale plate heat exchanger used in cold air-conditioning, integrated evaporation station and micro channel plate heat exchanger. Please refer to the Section “New Products under Development” for details.

The detailed information of the last two years on research and development activities’ expenses are as follows:

	2014	2013	Change	Change %
Material	$2,036,176	$1,734,946	$301,230	17.36
Depreciation expense	144,685	150,260	(5,575)	(3.71)
Cost	222,109	339,488	(117,379)	(34.58)
Salary	449,258	424,084	25,174	5.94
Total	$2,852,228	$2,648,778	$203,450	7.68

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $0.22 million, or 3.79%, to $5.68 million in 2014, from $5.90 million in 2013. As a percentage of sales revenue, selling expenses increased to 9.29% in 2014, as compared to8.21% in2013. The decrease in our selling expenses was mainly attributable to the decreased transportation costs. Transportation costs decreased by $0.78 million, or 36.75%, to $1.33 million in 2014, from $2.11 million in 2013. The decreasing petroleum price in 2014 led to the decrease in transportation costs.

Income before income taxes. Income before income taxes decreased by $1.08million, or 26.03%, to $3.08 million in 2014, from $4.16 million in 2013. Such decrease was mainly attributable to decreased gross profit.

Income taxes. Our income taxes decreased to $0.95 million in 2014 from $1.05 million in 2013, as a result of decreased taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $0.93 million, or 30.36%, to $2.12 million for 2014, from $3.06million for 2013. As a percentage of sales revenue, our net income attributable to common stockholders was 3.04% and 4.25% for 2014 and 2013, respectively.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $12.25 million, primarily consisting of cash on hand, demand deposits and money market funds with original maturities of three months or less. We can use our land as collateral to borrow approximately $4.76 million. In addition, we have an approximately $27.66 million credit line from the China Construction Bank and Agricultural bank. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years. Thanks to the efforts of our doubtful accounts department and resort to legal means for collection, our allowance for doubtful accounts has been steadily reduced in the past years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Year Ended December 31,
	2014	2013
Net cash provided by operating activities	$6,120,483	$2,893,499
Net cash provided by investing activities	173,378	47,508
Net cashused in financing activities	(3,172,950)	(4,778,920)
Effects of exchange rate change in cash	44,460	216,851
Net increase/(decrease) in cash and cash equivalents	3,165,371	(1,621,062)
Cash and cash equivalents at beginning of the year	9,082,137	10,703,199
Cash and cash equivalent at end of the year	$12,247,508	$9,082,137

Operating Activities

Net cash provided by operating activities was $6.12 million for the year ended December 31, 2014, compared with $2.89 million provided by the same period in 2013. The increase in net cash provided by operating activities was mainly attributable to more decrease of trade receivables, more decrease of retention receivable, more decrease of other receivables, increased other payable and accrued expenses, offset by decreased net income, and more purchase of inventories.

Investing Activities

Net cash provided by investing activities was $0.17 million for the year ended December 31, 2014, compared with $0.05 million net cash provided by investing activities the same period in 2013. The increase in net cash used in investing activities during the year ended December 31, 2014 was primarily due to payments made to acquire property, plant and equipment offset by release of more restricted cash.

Financing Activities

Net cash used in financing activities was $3.17 million for the year ended December 31, 2014, compared with $4.78 million for the same period in 2013. The decrease in net cash used in financing activities resulted from less proceeds from bank loans and more repayments of bank loans.

Short-Term Loans

As of December 31, 2014, the amount outstanding, maturity date and term of each of our short-term bank loans were as follows:

		Interest
Bank	Amount*	Rate	Maturity Date	Duration
Agricultural Bank of China	3,254,149	6.0%	June 19, 2015	1 year
Agricultural Bank of China	2,928,734	6.0%	June 25, 2015	1 year
TOTAL	$6,182,883

* Calculated based on the exchange rate of $1 = RMB 6.1460 (December 31, 2014)

As of December 31, 2014, the Company has repaid the short-term loan secured by trade receivables in full.

Long-Term Loan

As a condition of the guarantees for the loan, the Company paid 2.5% of the loan balance to the third party as compensation for acting as guarantor for the Company and made the counter guarantee deposits to the guarantor of $245,483 as of December 31, 2013. As of March 31, 2014, the deposits have been refunded to the Company upon the Company’s settlement of the loan on January 6, 2014.

In December 2013, the Company also obtained a 3-year entrusted loan from a non-financial institution in the amount of $572,794 bearing interest at 3% per annum granted by local government.

As of December 31, 2014, the amounts outstanding of our long-term bank loans were as follows:

		Interest
Bank	Amount*	Rate	Maturity Date	Duration
Industrial and Commercial Bank of China	569,476	3.0%	December 24,2016	3 years
TOTAL	$569,476

* Calculated based on the exchange rate of $1 = RMB 6.1460 (December 31, 2014)

Capital Expenditures

Our capital expenditures were primarily used for the purchase of equipment to expand our production capacity. On July 10, 2012, we obtained the land use right certificate from the Chinese government for a parcel of land with 100,247 square meters. We have built a new plant on the land in 2014. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Year Ended December 31,
	2014	2013
Construction costs	$1,809,035	$282,452
Purchase of equipment	534,649	119,150
Total capital expenditures	$2,343,684	$401,602

We estimate that our total capital expenditures in fiscal year 2015 will reach approximately $3.0 million: our capital expenditures will be primarily for the purchase of equipment and construct plant.

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

Allowance for Doubtful Accounts

We present trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. We review a customer’s credit history before extending credit. Our allowance for doubtful accounts was $9.08 million at December 31, 2014 compared to $7.67 million at December 31, 2013. The $1.41 million increase was due to the significant increase in our account receivable. If the financial condition of our customers were to deteriorate further based on worsening overall economic conditions, resulting in an impairment of their ability to make payments to us, then additional allowances may be required in future periods, which would adversely affect our financial performance.

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

Income Taxes

Our provision for income taxes is determined using the applicable statutory rate for each jurisdiction. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Our deferred tax asset was $0.17 million and $0.17 million at December 31, 2014 and 2013, respectively. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. As a result, Management recorded a valuation allowance against the deferred tax asset of $1.56 million and $1.21 million at December 31, 2014 and 2013, respectively. If we reduce the valuation allowance against our available deferred tax asset, our operating results and financial condition will be positively affected in future periods.

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

Net property, plant and equipment totaled $8.89 million and depreciation expense totaled $0.89 million as of and for the year ended December 31, 2014, respectively. Net property, plant and equipment totaled $7.37 million and depreciation expense totaled $1.05 million as of and for the year ended December 31, 2013 respectively.

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

The full text of our audited consolidated financial statements as of December 31, 2014 and 2013 begins on page F-1 of this report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2014. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2014 due to the material weaknesses described below, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2014, our internal control over financial reporting was not effective because of the material weaknesses in our internal control over financial reporting described below.

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

3.      Lack of Internal Audit System– We lack an internal audit department, which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with our appropriate costing method.

Our management has identified the steps necessary to address the material weaknesses described above and in 2014, we have continued to implement the following remedial procedures.

•	Hire, as needed, additional accounting and operations personnel and outside contractors with technical accounting expertise and reorganized the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

•	Involve, as needed, both internal accounting and operations personnel and outside contractors with technical accounting expertise early in the evaluation of our complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction.

•	Require that our senior accounting personnel and the principal accounting officer review our complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

•	Evaluate our internal audit function in relation to our financial resources and requirements.

We will implement an initiative to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout our company. We will provide training to our employees to ensure these procedures are properly performed. We will also evaluate hiring additional personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in U.S. GAAP to ensure the proper application thereof. Management believes the actions described above will strengthen our internal control over financial reporting. In August 2013, the Company hired Ms. Melody Shi to prepare financial statements and disclosures. Ms. Shi is an independent director of China Green Agriculture Inc.,(NYSE: CGA) since December 2011. Ms. Shi previously served as an independent director for Kingtone Wireless info Solution Holding Ltd (Nasdaq: KONE) from March 2010 to July 2011. Prior to that, Ms. Shi served as Chief Financial Officer at China Infrastructure Construction Inc. from December 2009 to October 2010 and Chief Financial Officer at Shengtai Pharmaceutical Inc. from 2008 to December 2009. Prior to that, Ms. Shi served as Audit Manager at Kabani & Co. Inc. from 2005 to 2008. Ms. Shi graduated from the University of California, Irvine with an MBA degree in 2003 and Beijing Polytechnic University in 1997 with a Bachelor’s degree in Computer Science and International Trade and Business. Ms. Shi is a CPA in the United States and is fluent in English and Chinese. We believe her knowledge and expertise in U.S. GAAP and her experience working with Chinese companies listed in the U.S. have assisted the Company to strengthen our internal control and financial reporting.

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

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2014, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Guohong Zhao	54	Chairman, Chief Executive Officer and President
Zhigang Xu	43	Interim Chief Financial Officer, Treasurer and Secretary
Yue Cui	54	Vice President of Production
Fucai Zhan	44	Vice President of R&D and Director
Jingxun Chen	40	Director
To Tsang	39	Director
Youjun Lian	62	Director
Ariel Poppel	62	Director

Mr. Guohong Zhao. Mr. Zhao became our Chairman, Chief Executive Officer and President on June 30, 2009, the day that we consummated our reverse acquisition of Megaway, and has served as the Chairman and CEO of SipingJuyuan since founding the company in 1998. Mr. Zhao has over 10 years experience in the heat exchanger industry and over 20 years management experience. From 1996 to 1997, he was the Chairman and CEO of Siping City Traffic Safety Equipment Co., Ltd., a manufacturer of traffic safety equipment. Before 1995, he worked in senior positions in China Agriculture Bank, Siping Branch. Mr. Zhao graduated from Jilin Province Radio and Television University in 1986, holding a college degree in Economics.

Mr. Zhigang Xu. Mr. Xu was appointed as our Interim Chief Financial Officer, Treasurer and Secretary of September 29, 2012. Mr. Xu has worked in different positions in the Company’s subsidiaries SipingJuyuan and Beijing Juyuan since 2000. Mr. Xu was Beijing Juyuan’s accountant and Financial Director. He was also SipingJuyuan’s Deputy Financial Director and CFO Assistant. From 1993 to 1999, Mr. Xu worked as an account at SipingJiuyuan Heat Exchange Equipment Co., Ltd. Mr. Xu holds a Bachelor’s Degree in Accounting from Jilin Industry University.

Mr. Yue Cui. Mr. Cui became our Vice President of Production on June 30, 2009, the day that we consummated our reverse acquisition of Megaway, and has served as Vice President of Production of SipingJuyuan since 2006. From 2000 to 2006, he was the operation manager of SipingJuyuan. With 20 years’ experience in manufacturing industry, he has significantly improved the production management of the Company. From 1979 to 2000, he was the production manager of Siping Tool Factory, a tool manufacturer.

Mr. Fucai Zhan. Mr. Zhan became our Vice President of Research and Development on June 30, 2009, the day that we consummated our reverse acquisition of Megaway, and became a member of our Board of Directors on September 25, 2009. Mr. Zhan possesses over 15 years comprehensive experience in production, research and development, and sales and is well positioned to lead our research and development function to be highly market oriented. Mr. Zhan joined SipingJunyuan in 1999 as Vice President of Sales and was appointed as Vice President of Research and Development in 2009. Before joining SipingJuyuan, he worked as production manager, Research and Development manager and assistant to GM in Dong Feng Siping Auto Parts Co., Ltd. Mr. Zhan graduated from Jilin University of Technology in 1996.

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

Mr. To Tsang. Mr. Tsang became a member of our Board of Directors on September 25, 2009. He has extensive knowledge of overseas capital markets and has advised various PRC companies on their pre-IPO restructurings, pre-IPO financing and securities offerings on the overseas capital markets and has advised on numerous reverse acquisitions of overseas public companies by PRC companies. Since May 2008, he has been a partner at King & Wood, practicing mergers and acquisitions, corporate restructurings, securities offerings, and other corporate advisory matters. From April 2006 to April 2008, Mr. Tsang worked as a Hong Kong solicitor with DLA Piper. From July 1997 to March 2006, Mr. Tsang worked as a Hong Kong trainee and paralegal for Michael Cheuk, Wong &Kee. Mr. Tsang holds an LL.M. from the University of London, a PCLL from the City University of Hong Kong, and an LL.B. from Xiamen University. He is admitted as a Solicitor to the High Court of Hong Kong as well as a PRC qualified lawyer.

Mr. Youjun Lian. Mr. Lian became a member of our Board of Directors on July 14, 2011. He is currently a member of China Law Society, the Director of Jilin Province Law Society, the Vice-President of Siping Law Society and is also a guest professor of Jilin Normal University School of Law. He has more than 30 years’ experience in the legal field. From 2001 to 2010, Mr. Lian worked as the Deputy Chief Judge in Siping Intermediate People’s Court, the Commissioner of Siping Potical Consultative Conference and Deputy Director of Commission for Legal Affairs of Siping Potical Consultative Conference. From 1995 to 2001, he worked as the Commissioner of Siping National People’s Congress Standing Committee and Chairman of Committee for Internal and Judicial Affairs. From 1992 to 1995, Mr. Lian worked as the Presiding Judge of Lishu People’s Court. From 1976 to 1992, he worked as the Judge, Associate Chief Judge And Chief Judge of Siping Intermediate People's Court. Mr. Lian graduated from Law School of Jilin University and holds a graduate degree.

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

Mr. Guohong Zhao. Mr. Zhao is a founder of SipingJuyuan and has served as the Chairman and Chief Executive Officer of SipingJuyuan since its inception in 1998. Mr. Zhao has over 10 years experience in the heat exchanger industry and over 20 years management experience. He contributes invaluable long-term knowledge of our business and operations and extensive experience in the heat exchanger industry.

Mr. Fucai Zhan. Mr. Zhan possesses over 15 years of experience in production, research and development, and sales. He joined SipingJunyuan in 1999 as Vice President of Sales and was appointed as Vice President of Research and Development in 2009. He contributes invaluable long-term knowledge of our business and operations to our Board.

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

Mr. Youjun Lian. Mr.Lian has more than 30 years of experience in the legal field. He brings valuable legal expertise to our Board.

Mr. Ariel Poppel. Mr. Poppel contributes to the Board is extensive experience serving in management positions and on the boards of numerous companies.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

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

•

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

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

•

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2014.

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

Board Composition and Committees

The Company is governed by a Board of Directors that currently consists of six members: Messrs. Guohong Zhao, Fucai Zhan, Jingxun Chen, To Tsang, Youjun Lian and Ariel Poppel. Our “independent” directors, within the meaning of the NASDAQ Marketplace Rules, are Messrs. Jingxun Chen, To Tsang, Youjun Lian and Ariel Poppel. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

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

Audit Committee and Audit Committee Financial Expert

Our Audit Committee is currently composed of three members, Messrs. Jingxun Chen, To Tsang and Youjun Lian. Our Board of Directors determined that each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and is an “independent” director within the meaning of the NASDAQ Marketplace Rules. Each Audit Committee member also meets NASDAQ’s financial literacy requirements. Mr. Chen serves as Chair of the Audit Committee.

Our Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. Our Audit Committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;
•	reviewing with our independent auditors any audit problems or difficulties and management’s response;
•	reviewing and approving all proposed related-party transactions;
•	discussing the annual audited financial statements with management and our independent auditors;
•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;
•	annually reviewing and reassessing the adequacy of our Audit Committee charter;
•	meeting separately and periodically with management and our internal and independent auditors;
•	reporting regularly to the full Board of Directors; and
•	such other matters that are specifically delegated to our Audit Committee by our Board of Directors from time to time.

Our Board of Directors has determined that Mr. Chen is the “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and also meets NASDAQ’s financial sophistication requirements.

Compensation Committee

Our Compensation Committee is currently composed of three members, Messrs. Jingxun Chen, To Tsang and Youjun Lian, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Tsang serves as Chair of the Compensation Committee.

Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer may not be present at any committee meeting during which his compensation is deliberated.

The Compensation Committee is responsible for, among other things:

•	approving and overseeing the compensation package for our executive officers;
•	reviewing and making recommendations to the Board with respect to the compensation of our directors;

•

reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

•

reviewing periodically and making recommendations to the Board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Governance and Nominating Committee

Our Governance and Nominating Committee is currently composed of three members, Messrs. Jingxun Chen, To Tsang and Youjun Lian, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr.Lian serves as Chair of the Governance and Nominating Committee.

The Governance and Nominating Committee assists the Board in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees.

The Governance and Nominating Committee is responsible for, among other things:

•	identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;
•	reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us; and
•	identifying and recommending to the Board the directors to serve as members of the Board’s committees,

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since such procedures were last disclosed.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2014 and 2013

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Guohong Zhao, Chief Executive Officer	2014	16,819	-	-	-	-	16,819
	2013	16,819	-	-	-	-	16,819

Employment Agreements

We do not have an employment agreement with any of our management.

We have not provide retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2014, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

The following table sets forth the total compensation earned by our directors for their services as directors during fiscal year ended December 31, 2014:

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Guohong Zhao	-	-	-
Fucai Zhan	-	-	-
Wenquan Tao*	24,000	-	24,000
Jingxun Chen	36,000	-	36,000
To Tsang	24,000	-	24,000
Youjun Lian	12,000	-	12,000
Ariel Poppel	-	-	-

*Wenquan Tao did not stand for re-election as a director on the Company’s Board at the Company’s 2014 Annual Meeting of Stockholders and his term as a director expired at the Annual Meeting on November 19, 2014.

We entered into independent director contract and indemnification agreement with Mr. To Tsang. Under the terms of the independent director’s contracts, we agreed to pay Mr. Tsang an annual fee of $24,000, as compensation for the services to be provided by him as independent director. Under the terms of the indemnification agreement, we agreed to indemnify the independent director against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in our best interests.

We agreed to pay Mr. Jingxun Chen an annual fee of $36,000 as compensation for the services to be provided by him as independent director. We have not entered into independent director agreements or indemnification agreements with Mr. Poppel, Mr. Lian and Mr. Chen. Mr. Poppel does not receive any compensation for his service as director.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2015 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, THT Industrial Park, No. 5 Nanhuan Road, Tiexi District, Siping, Jilin Province, 136000, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Guohong Zhao	Chairman and CEO	Common Stock	4,217,804	20.6%
Zhigang Xu	Interim Chief Financial Officer	Common Stock	0	*
Yue Cui	VP of Production	Common Stock	0	*
Fucai Zhan	VP of R&D and Director	Common Stock	0	*
Wenquan Tao(3)	Director	Common Stock	0	*
Jingxun Chen	Director	Common Stock	24,667	*
To Tsang	Director	Common Stock	0	*
Youjun Lian	Director	Common Stock	0	*
Ariel Poppel	Director	Common Stock	0	*
All officers and directors as a group (9 persons named above)		Common Stock	4,242,471	20.7%
5% Security Holders
Guohong Zhao		Common Stock	4,217,804	20.6%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 20,453,500 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 30, 2015. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Wenquan Tao did not stand for re-election as a director on the Company’s Board at the Company’s 2014 Annual Meeting of Stockholders and his term as a director expired at the Annual Meeting on November 19, 2014.

Changes in Control

We are not aware of any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

There have been no transactions since the beginning of the 2014 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”).

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Audit Fees	$165,158	$162,757
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$165,158	$162,757

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by MaloneBailey LLP for our financial statements as of and for the year ended December 31, 2014.

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

Date: March 31, 2015

THT HEAT TRANSFER TECHNOLOGY, INC.

By:	/s/Guohong Zhao
Guohong Zhao
Chief Executive Officer

By:	/s/Zhigang Xu
Zhigang Xu
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guohong Zhao	Chairman and Chief Executive Officer	March 31, 2015
Guohong Zhao	(Principal Executive Officer)

/s/ Zhigang Xu	Interim Chief Financial Officer	March 31, 2015
Zhigang Xu	(Principal Financial and Accounting Officer)

/s/ Fucai Zhan	Director	March 31, 2015
Fucai Zhan

/s/ Jingxun Chen	Director	March 31, 2015
Jingxun Chen

/s/ To Tsang	Director	March 31, 2015
To Tsang

/s/ Youjun Lian	Director	March 31, 2015
Youjun Lian

/s/ Ariel Poppel	Director	March 31, 2015
Ariel Poppel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
THT Heat Transfer Technology, Inc.

We have audited the accompanying consolidated balance sheets of THT Heat Transfer Technology, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company‘s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THT Heat Transfer Technology, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 31, 2015

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	December 31,	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$12,247,508	$9,082,137
Restricted cash	550,206	1,451,884
Counter guarantee receivable	-	245,483
Trade receivables, net	42,882,993	44,316,445
Bills receivable	2,016,646	1,716,223
Other receivables, prepayments and deposits, net	9,855,913	14,489,152
Due from related parties	24,663	-
Inventories, net	27,926,555	25,303,711
Deferred tax assets	168,932	169,916
Total Current Assets	95,673,416	96,774,951

Restricted cash, non-current	738,168	276,471
Retention receivable	1,909,731	2,208,751
Property, plant and equipment, net	8,890,946	7,371,951
Land use rights, net	6,025,000	6,190,059
TOTAL ASSETS	$113,237,261	$112,822,183

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	8,903,510	8,912,229
Other payables and accrued liabilities	24,362,343	22,330,746
Income taxes payable	652,859	599,781
Short-term loans	12,691,181	16,038,230
Due to related parties	813,537	-
Current maturities of long-term loans	-	981,932
Total Current Liabilities	47,423,430	48,862,918
Non-current liabilities
Long-term loans	569,476	572,794
Total Long-term Liabilities	569,476	572,794

Total Liabilities	47,992,906	49,435,712

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at December 31, 2014 and December 31, 2013	20,454	20,454
Additional paid-in capital	26,524,324	26,524,324
Statutory reserve	3,879,564	3,652,538
Retained earnings	28,944,535	27,043,638
Accumulated other comprehensive income	5,875,478	6,145,517
Total THT Heat Transfer Technology Inc. stockholders’ equity	65,244,355	63,386,471
Noncontrolling interests	-	-
TOTAL SHAREHOLDERS’ EQUITY	65,244,355	63,386,471

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$113,237,261	$112,822,183

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	For the Years Ended December 31,
	2014	2013

Sales revenue	$61,097,433	$71,836,009
Cost of revenues	(42,243,326)	(49,678,138)
Gross Profit	18,854,107	22,157,871

Operating expenses
General and administrative expenses	7,200,530	8,623,151
Research and development expenses	2,852,228	2,648,778
Selling expenses	5,676,816	5,900,549
Total Operating Expenses	15,729,574	17,172,478

Income from operations	3,124,533	4,985,393

Other Income (Expenses)
Interest income	11,860	6,697
Other income	761,025	684,858
Finance costs	(741,111)	(1,468,651)
Other expense	(77,008)	(45,568)
Total Other Expense	(45,234)	(822,664)

Income before income taxes and noncontrolling interests	3,079,299	4,162,729
Income tax expenses	(951,376)	(1,054,156)
Net Income	2,127,923	3,108,573
Net income attributable to noncontrolling interests	-	(53,092)
Net income attributable to THT Heat Transfer Technology, Inc.	$2,127,923	$3,055,481

Net Income	2,127,923	3,108,573
Other Comprehensive Income
Foreign currency translation adjustments	(270,039)	1,949,710
Comprehensive Income	1,857,884	5,058,283
Comprehensive (income) loss attributable to noncontrolling interests	-	(25,690)
Comprehensive income attributable to THT Heat Transfer Technology, Inc.	$1,857,884	$5,032,593

Earnings per share attributable to THT Heat Transfer Technology, Inc.
Basic and diluted	$0.10	$0.15
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Stated in US dollars)

THT Heat Transfer Technology, Inc.
	Common Stock				Accumulated Other			Total
			Additional	Statutory	Comprehensive	Retained	Noncontrolling	Shareholders'
	No. of Shares	Amount	Paid-in Capital	Reserve	Income	Earnings	Interests	Equity
Balance, December 31, 2012	20,453,500	$20,454	$27,396,455	$3,295,014	$4,253,693	$24,345,681	(578,624)	$58,732,673

Net income						3,055,481	53,092	3,108,573
Foreign currency translation adjustment					1,977,112		(27,402)	1,949,710
Appropriation to reserve				357,524		(357,524)		-
Decrease of noncontrolling interests			(872,131)		(85,288)		552,934

Balance, December 31, 2013	20,453,500	$20,454	$26,524,324	$3,652,538	$6,145,517	$27,043,638	-	$63,386,471

Net income						2,127,923	-	2,127,923
Foreign currency translation adjustment					(270,039)		-	(270,039)
Appropriation to reserve				227,026		(227,026)		-

Balance, December 31, 2014	20,453,500	$20,454	$26,524,324	$3,879,564	$5,875,478	$28,944,535	-	$65,244,355

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	For the Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$2,127,923	$3,108,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,091,035	1,182,585
Gain on disposal of property and equipment	(40,299)	-
Allowance for doubtful accounts	1,960,689	3,293,190
Changes in operating assets and liabilities:
Trade receivables	(270,926)	(8,152,892)
Bills receivable	(310,379)	805,249
Other receivables, prepayments and deposits	2,285,627	(3,503,715)
Due from related parties	(24,663)	-
Inventories	(2,769,548)	7,524,330
Retention receivable	286,240	(919,091)
Accounts payable	(432,103)	928,545
Other payables and accrued expenses	2,160,331	(1,337,747)
Income taxes payable	56,555	(35,528)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,120,482	2,893,499

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	429,991	166,658
Payments to acquire property, plant and equipment	(266,376)	(119,150)
Proceeds from disposal of property and equipment	9,763	-
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	173,378	47,508

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	20,827,570	25,522,979
Proceeds from related parties	813,577	-
Repayment of short-term loans	(24,081,878)	(28,753,736)
Proceeds from long-term loans	-	554,533
Repayment of long-term loans	(976,292)	(1,938,454)
Refund of counter guarantee receivable	244,073	240,243
Cash paid for acquisition of non-controlling interests	-	(404,485)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(3,172,950)	(4,778,920)

Effect of foreign currency translation on cash and cash equivalents	44,461	216,851

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,165,371	(1,621,062)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$9,082,137	$10,703,199

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,247,508	$9,082,137
	-
Supplementary Disclosures for Cash Flow Information:
Interest paid	$590,063	$1,217,692
Income taxes paid	$1,105,214	$986,050

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

Megaway was dormant since its incorporation until it acquired 100% of the outstanding capital stock of Star Wealth International Holdings Limited (“Star Wealth”), a Hong Kong company, on May 5, 2009. Star Wealth was also dormant since its incorporation until it acquired 100% of the equity interest of Siping City JuyuanHanyang Plate Heat Exchanger Co., Ltd. (“SipingJuyuan”), a PRC corporation, on May 10, 2009.

On May 10, 2009, Star Wealth entered into an equity transfer agreement with all of the shareholders of SipingJuyuan to acquire their entire interests in SipingJuyuan at a total cash consideration of RMB60,000,000 ($8,795,075). The equity transfer agreement was approved by the local government of the People’s Republic of China (the “PRC”) on May 31, 2009.

SipingJuyuan has a 75% directly owned subsidiary, Beijing JuyuanHanyang Heat Exchange Equipment Co. Ltd (“Beijing Juyuan”) prior to May 9, 2013.

As a condition precedent to the consummation of the Share Exchange Agreement, on June 30, 2009, the Company entered into a cancellation agreement, or the Cancellation Agreement, with Mr. Gerald Pascale, who was the major stockholder of the Company immediately before the Share Exchange Agreement and served as the Company’s sole director and officer from February 12, 2009 until June 30, 2009 when he was replaced by Guohong Zhao (“Mr. Zhao”), a founder of SipingJuyuan, whereby Mr. Pascale agreed to the cancellation of 4,805,387 shares of the Company’s common stock owned by him.

Mr. Zhao was appointed as the Company‘s director and chief executive officer effective upon the closing of the above reverse acquisition. In addition, the Company‘s executive officers were replaced by the executive officers of SipingJuyuan upon the closing of the reverse acquisition.

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

Also on June 30, 2009, Wisetop entered into separate option agreements with the other original stockholders of SipingJuyuan, pursuant to which such stockholders were granted options, exercisable after 90 days, to purchase an aggregate of 10,240,786 shares of the Company‘s common stock owned by Wisetop at total exercise price of $7,291,440. The stockholders exercised these options on December 17, 2010.

On November 30, 2010, Juyuan Heat Equipment (Tianjin) Co., Ltd. (“Tianjin Juyuan”) was established in the PRC, of which SipingJuyuan and Mr. Zhao contributed $1,467,555 and $37,630 respectively to its registered capital, representing 99.5% and 0.5% equity interest in Tianjin Juyuan respectively. On September 22, 2011, Tianjin Juyuan was formally dissolved with the approval of the Tianjin Industrial and Commercial Administrative Bureau Baodi Branch.

SipingJuyuan entered into a share transfer agreement dated May 10, 2012 to acquire the remaining 25% equity ownership interest in Beijing Juyuan from Hanyang International GmbH (“Hanyang”). The acquisition transaction was completed on May 9, 2013.

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

Beijing Juyuan is solely engaged in the sales of SipingJuyuan’s products, and carries no production activities.

3. Summary of significant accounting policies

Basis of presentation and consolidation

After the consummation of the reorganization detailed in Note 1 above, Mr. Zhao and the other original stockholders of SipingJuyuan maintain control over SipingJuyuan by virtue of the option agreements. Accordingly, accounting for recapitalization is adopted for the preparation of these consolidated financial statements. These financial statements, issued under the name of the Company, represent the continuation of the financial statements of SipingJuyuan.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, inventories, deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment and land use right. Actual results could differ from those estimates.

Noncontrolling interests

Noncontrolling interests on the consolidated financial statements are resulted from the consolidation of Beijing Juyuan, a 75% owned subsidiary prior to May 9, 2013. Noncontrolling interests on the consolidated statements represented the minority stockholders’ proportionate share of the net income/losses of Beijing Juyuan.

SipingJuyuan entered into a share transfer agreement dated May 10, 2012 to acquire the remaining 25% equity ownership interest in Beijing Juyuan from Hanyang for a purchase price of RMB 2.5 million ($404,485). The acquisition transaction was completed on May 9, 2013.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, bills receivable, restricted cash, and trade and other receivables. As of December 31, 2014 and 2013, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the years ended December 31, 2014 and 2013, the Company did not have any customers that contributed 10% or more to the Company’s sales revenue.

As of December 31, 2014 and 2013, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

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

Retention receivable

Retention receivable is the amount withheld by a customer until the warranty period is over. Retention receivables which were expected to be collected within one year of $11,462,128 and $9,988,156 were included in the balance of trade receivables as of December 31, 2014 and 2013, respectively. Retention receivables which were expected to be collected after one year were presented separately as a non-current asset.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2014 and 2013.

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

There were no sales returns and allowances for the years ended December 31, 2014 and 2013. The Company does not provide unconditional right of return, pricing protection or any other concessions to its customers. Generally, the Company provides free after-sale service for a period ranging from half year to 1 year. After-sale expense was $46,877 and $36,868 for the years ended December 31, 2014 and 2013, respectively.

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

Rental expenses under operating leases were $17,291 and $26,444 for the years ended December 31, 2014 and 2013, respectively.

Selling expenses

Selling expenses consist primarily of advertising, salaries and transportation costs incurred during the selling activities.

Advertising, transportation, research and development expenses

Advertising, transportation, research and development expenses are charged to expense as incurred.

Advertising costs amounting to $1,220 and $0 for the years ended December 31, 2014 and 2013, respectively, are included in selling expenses.

Transportation expenses amounting to $1,334,990 and $2,110,549 for the years ended December 31, 2014 and 2013, respectively, are included in selling expenses.

Research and development costs are expenses as incurred. Research and development costs for the year ended December 31, 2014 and 2013 were $2,852,228 and $2,648,778, respectively.

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

Comprehensive income

Pursuant to ASC 220, “Comprehensive Income”, which establish standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2014 and 2013, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

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

For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into USD. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulated other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2014 and 2013 were RMB1 for $0.1627 and $0.1637, respectively. The average exchange rates for the years ended December 31, 2014 and 2013 were RMB1 for $0.1627 and $0.1615, respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to USD after the balance sheet date.

Fair value of financial instruments

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.

As of December 31, 2014 and 2013, the carrying amounts of the Company’s financial assets and liabilities (including the current maturity of long-term loan) approximated their fair values due to short maturities or the applicable interest rates approximate the current market rates.

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

Related parties transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business. Related parties may be individuals or corporate entities.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606) ”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

4. Restricted cash

	As of December 31,
	2014	2013

Bank deposits held as collateral for performance bonds issued by the banks to customers	$1,288,374	$1,728,355
Less: current portion	550,206	1,451,884

Non-current portion	$738,168	$276,471

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

5. Trade receivables, net

	As of December 31,
	2014	2013
Trade receivables	$51,395,843	$51,422,790
Allowance for doubtful accounts	(8,512,850)	(7,106,345)
	$42,882,993	$44,316,445

As of December 31, 2014 and 2013, the Company’s trade receivables of $0 and $501,536, respectively, were pledged as collateral under certain loan arrangements (see Note 12).

An analysis of the allowance for doubtful accounts for the years ended December 31, 2014 and 2013 is as follows:

	Year ended December 31,
	2014	2013

Balance at beginning of year	$7,106,345	$4,127,640
Addition of bad debt expense, net	1,447,738	2,808,010
Translation adjustments	(41,233)	170,695

Balance at end of year	$8,512,850	$7,106,345

6. Other receivables, prepayments and deposits

	As of December 31,
	2014	2013

Advances to employees	$5,840,419	$7,991,843
Deposits for public bid	442,696	642,025
Prepayments to suppliers	4,580,119	5,692,932
Other receivables	69,672	729,680

	10,932,906	15,056,480
Allowance for doubtful accounts	(1,076,993)	(567,328)

	$9,855,913	$14,489,152

The advances to employees mainly represent advances for handling selling and logistic activities for the Company in the ordinary course of business.

An analysis of the allowance for doubtful accounts related to prepayments to suppliers and other receivables for the years ended December 31, 2014 and 2013 is as follows:

	Year ended December 31,
	2014	2013

Balance at beginning of year	$567,328	$73,407
Addition of bad debt expense, net	512,951	485,180
Translation adjustments	(3,286)	8,741

Balance at end of year	$1,076,993	$567,328

7. Inventories

	As of December 31,
	2014	2013
Raw materials	$4,874,061	$5,412,793
Work-in-progress	22,887,134	18,966,311
Finished goods	185,212	944,576

	27,946,407	25,323,680
Allowance for obsolete inventories	(19,852)	(19,969)

	$27,926,555	$25,303,711

No allowance for obsolete inventories was provided during the year ended December 31, 2014 and 2013.

As of December 31, 2013, the inventory of $3,600,419 was pledged under certain loan agreements (see Note 13).

8. Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

No provision for U.S. federal and state incomes taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $28.9million and $27.5 million at December 31, 2014 and 2013, respectively. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

HK

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5% . No provision for Hong Kong profits tax has been made as Star Wealth had no taxable income during the reporting periods.

PRC

SipingJuyuan, Beijing Juyuan and Tianjin Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As SipingJuyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan, being a Sino-foreign joint venture enterprise, is entitled to two years’ EIT exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“Tax Holiday”). The Tax Holiday commenced in year 2008 and Beijing Juyuan was therefore subject to EIT at the rate of 12.5% during the year ended December 31, 2012. Beijing Juyuan ceased to be a sino joint venture after SipingJuyuan acquired 25% equity interest in Beijing Juyuan from Hanyang, the minority foreign business partner, in May 2013. As a result, Beijing Juyuan was subject to EIT at the standard rate of 25% during the year ended December 31, 2014 and 2013.

SipingJuyuan was also entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules. In particular, this Tax Concession entitled SipingJuyuan refund of value-added tax paid during the reporting period. Starting from February 2013, SipingJuyuan is no longer entitled this Tax Concession due to lack of required numbers of handicapped staff.

The components of the provision for income taxes are:

	Year ended December 31,
	2014	2013

Current taxes	$951,376	$1,054,156
Deferred taxes	-	-

	$951,376	$1,054,156

Reconciliations between the statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2014	2013
U.S. statutory rate	34.00%	34.00%
Foreign income not recognized in the U.S.	-34.00%	-34.00%
PRC enterprise income tax rate	25.00%	25.00%
Effect of tax exemptions and relief granted to the subsidiary	-15.73%	-14.66%
Effect of additional deduction on R&D expenses and salary for disabled workers	-13.06%	-9.43%
Effect of expenses not deductible for tax purposes	26.24%	18.27%
Other	8.45%	6.14%

Effective tax rate	30.90%	25.32%

The amount of benefit from Preferential Tax Rate was $484,521 and $610,073 for the years ended December 31, 2014 and 2013, respectively, and the effect on earnings per share was $0.02 and $0.02, respectively.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2014 and 2013.

Deferred tax assets as of December 31, 2014 and 2013 are composed of the following:

	As of December 31,
	2014	2013
Short-term
Allowance for doubtful accounts	$1,361,534	$1,151,051
Allowance for obsolete inventories	2,978	2,995
Valuation allowance	(1,195,580)	(984,130)
	168,932	169,916
Long-term
Net operating loss carried forward	367,340	222,352
Valuation allowance	(367,340)	(222,352)
Total deferred tax assets	$168,932	$169,916

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized.

9. Property, plant and equipment, net

	As of December 31,
	2014	2013
Cost :
Buildings	$6,351,835	$6,388,842
Plant and machinery	5,743,654	5,381,219
Office equipment	1,175,590	909,248
Motor vehicles	492,233	539,708

	13,763,312	13,219,017
Accumulated depreciation	(6,990,277)	(6,157,830)
Construction in progress	2,117,911	310,764

Net	$8,890,946	$7,371,951

During the reporting periods, depreciation is included in:

	Year ended December 31,
	2014	2013

Cost of sales and overheads of inventories	$477,610	$580,191
Research and development expenses	144,685	150,260
General and administrative expenses	339,531	323,860

	$961,826	$1,054,311

During the years ended December 31, 2014 and 2013, depreciation expense amounted to $961,826 and $1,054,311, respectively.

As of December 31, 2014 and 2013, property, plant and equipment with net book values of $4,621,156 and $4,954,744, respectively, were pledged as collateral under certain loan arrangements (see Note 12).

10. Intangible assets

	As of December 31,
	2014	2013

Land use rights	$6,450,432	$6,488,013
Accumulated amortization	(425,432)	(297,954)

	$6,025,000	$6,190,059

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of December 31, 2014 and 2013, certain land use rights were pledged as collateral under certain loan arrangements (see Note 12).

During the years ended December 31, 2014 and 2013, amortization expense amounted to $129,209 and $128,274, respectively. The estimated amortization expense for each of the five succeeding years from 2014 is approximately $128,000 each year.

11. Other payables and accrued expenses

	As of December 31,
	2014	2013

Receipt in advance from customers	$15,464,184	$13,779,955
Pension payable	584,589	587,995
Salaries payable	346,196	399,472
Other payables and accrued expenses	7,967,374	7,563,324
	$24,362,343	$22,330,746

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third party insurances and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Included in other payables as of December 31, 2014 and 2013 was an amount of $4,173,603 and $4,435,847 respectively, representing governmental financial support received for the Company’s efficient heat exchange equipment manufacture project and other new project. The project will be subject to the government’s inspection and whether the government support is repayable or not is subject to the inspection results.

12. Short-term loans

Short-term loans include the following:

	As of December 31,
	2014	2013

Loan from unrelated party	$6,508,298	$-
Secured bank loans	6,182,883	16,038,230
	$12,691,181	$16,038,230

Short-term loans from unrelated party

In April 2014, the Company obtained a loan, amounting to 6,508,298, from a third party individual. The loan is unsecured, bearing no interest rate and due on demand.

Short-term bank loans

The Company’s bank loans carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company:

	As of December 31,
	2014	2013

Trade receivables (Note 5)	$-	$501,536
Property, plant and equipment (Note 9)	4,621,156	4,954,744
Land use rights (Note 10)	986,145	1,014,947
	$5,607,301	$6,471,227

As of December 31, 2014, the Company has repaid the short-term loan secured by trade receivables in full.

13. Long-term loans

Long-term loans include the following:

	As of December 31,
	2014	2013
Secured loan	$-	$981,932
Unsecured loan	569,476	572,394

Total	$569,476	$1,554,726

The secured loan borrowed from China Development Bank Company bears interest at an annual rate of 15% over of the benchmark rate of the PBOC for three-year long-term loans and guaranteed by a third party. On January 6, 2014, the Company repaid the loan balance in full.

The loan was secured by the following assets of the Company:

	As of December 31,
	2014	2013

Inventories (Note 7)	$-	$3,600,419

As a condition of the guarantees for the loan, the Company paid 2.5% of the loan balance to the third party as compensation for acting as guarantor for the Company and made the counter guarantee deposits to the guarantor of $245,483 as of December 31, 2013. As of March 31, 2014, the deposits have been refunded to the Company upon the Company’s settlement of the loan on January 6, 2014.

In December 2013, the Company also obtained a 3-year entrusted loan from a non-financial institution in the amount of $572,794 bearing interest at 3% per annum granted by local government.

As of December 31, 2014, the principal payments for long-term loans for the next five years are as follows:

2015	$-
2016	569,476
Thereafter	-
Total long-term loans	$569,476

14. Common stock

On November 2, 2010, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several accredited investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors 4,453,500 shares of the Company’s common stock, representing approximately 21.8% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of approximately $14,251,200, or $3.20 per share (the “Placement Price”). Before the deduction of fair value of the escrow arrangement, the Company received approximately $13,390,000 in net proceeds after deducting the issuance costs.

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

15. Statutory reserve

The statutory reserve in the consolidated balance sheets comprises SipingJuyuan’s statutory reserve. In accordance with the relevant laws and regulations of the PRC, SipingJuyuan and Beijing Juyuan are required to set aside at least 10% of their respective after-tax net profits each year determined in accordance with PRC GAAP and if any, to fund the statutory reserve until the balance of the reserve reaches 50% of their respective registered capital. The statutory reserve is not distributable in the form of cash dividends and can be used to make up cumulative prior year losses.

Beijing Juyuan did not make any appropriation to statutory reserve as it incurred losses for the years.

16. Other income

	Year ended December 31,
	2014	2013
Refund of value-added tax under Tax Concession	$-	$133,158
Investment income	128,779	-
Government grants	464,363	456,305
Other income	167,883	95,395

	$761,025	$684,858

17. Finance costs

	Year ended December 31,
	2014	2013
Interest expense	$590,063	$1,204,046
Bank charges and net exchange loss	151,048	264,605

	$741,111	$1,468,651

18. Earnings per share

The basic earnings per share is calculated using the net income attributable to the Company’s common stockholders and the weighted average number of shares outstanding during the reporting periods. All share and per share data reflects the recapitalization as if it occurred as of the beginning of the first period presented.

The warrant shares issued to the financial advisor were outstanding as of December 1, 2012 and expired as of December 31, 2013 and anti-dilutive. There were no dilutive instruments for the years ended December 31, 2014 and 2013. Accordingly, the basic and diluted earnings per share are the same for both reporting periods.

19. Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $288,132 and $229,441 for the years ended December 31, 2014 and 2013, respectively.

20. Commitments and contingencies

As of December 31, 2014 and 2013, the Company had contingencies arising from the division of Old Juyuan Company into SipingJuyuan, New Juyuan Company and JuyuanHanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

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

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of December 31, 2014 and 2013 respectively. The Company believes that a reasonable estimate of the possible loss range from $Nil to approximately $1,757,000 as of December 31, 2014 (2013: from $Nil to approximately $1,757,000).

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

21. Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”. The Company’s sales revenues by products for the years ended December 31, 2014 and 2013 were as follows:

		Year ended December 31,
	2014	%	2013	%

Plate heat exchanger	$18,066,105	30	$22,889,232	32
Heat exchange unit	28,609,928	47	31,554,194	44
Air-cooled heat exchanger	1,252,547	2	4,210,607	6
Shell-and-tube heat exchanger	3,026,746	5	4,781,259	7
Others	10,142,107	16	8,400,717	12

	$61,097,433	100	$71,836,009	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

22. Related party transactions

The related parties consist of as following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Zhijun Ma	Sales Director
Yongfu Tian	Vice Sales Director
Feng Xu	Factory Director, Manager of production

Due from related parties

As of December 31, 2014 and 2013, respectively, the Company advanced $24,663 and $14,987 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

Due to related parties

Due to related parties consist of the following:

	Year ended December 31,
	2014	2013
Zhigang Xu	$81,354	$-
Kai Liu	162,707	-
Zhijun Ma	162,707	-
Yongfu Tian	162,707	-
Feng Xu	81,354	-
Fucai Zan	162,708	-
	$813,537	$-

Amounts owed by the Company represent non-secured and non-interest bearing loans obtained from related parties which are due on demand.

EXHIBIT INDEX

Exhibit No.	Description

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

14	Code of Ethics [incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

21*	Subsidiaries of the Company

Exhibit No.	Description

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter [incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

99.2	Compensation Committee Charter [incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

99.3	Governance and Nominating Committee Charter [incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith.