Form 10-Q
period 2015-03-31
THT Heat Transfer Technology, Inc.
filed 2015-05-15
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May14, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended March 31, 2015

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4.	Controls and Procedures	7

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information	8
Item 6.	Exhibits	8

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Contents	Page(s)
Consolidated Balance Sheets	F-1
Consolidated Statements of Income and Comprehensive Income	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4 - F-9

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,155,299	$12,247,508
Restricted cash	678,026	550,206
Trade receivables, net	37,315,956	42,882,993
Bills receivable	3,064,115	2,016,646
Other receivables, prepayments and deposits, net	10,499,215	9,855,913
Due from related parties	29,262	24,663
Inventories, net	25,702,925	27,926,555
Deferred tax assets	169,633	168,932
Total Current Assets	86,614,431	95,673,416

Restricted cash, non-current	604,608	738,168
Retention receivable	2,197,395	1,909,731
Property, plant and equipment, net	8,871,986	8,890,946
Land use rights, net	6,017,569	6,025,000
TOTAL ASSETS	$104,305,989	$113,237,261

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	5,028,311	8,903,510
Other payables and accrued liabilities	20,427,623	24,362,343
Income tax payable	729,480	652,859
Short-term loans	10,308,602	12,691,181
Due to related parties	816,913	813,537
Total Current Liabilities	37,310,929	47,423,430

Non-current liabilities
Long-term loans	571,839	569,476
Total Long-term Liabilities	571,839	569,476

TOTAL LIABILITIES	37,882,768	47,992,906

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at March 31, 2015 and
December 31, 2014	20,454	20,454
Additional paid-in capital	26,524,324	26,524,324
Statutory reserve	3,970,259	3,879,564
Retained earnings	29,767,749	28,944,535
Accumulated other comprehensive income	6,140,435	5,875,478
TOTAL SHAREHOLDERS’ EQUITY	66,423,221	65,244,355

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$104,305,989	$113,237,261

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	For Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Sales revenue	$8,173,890	$8,288,912
Cost of revenues	(5,768,410)	(5,765,029)
Gross Profit	2,405,480	2,523,883

Operating expenses
General and administrative expenses	302,018	545,051
Research and development expenses	211,325	340,074
Selling expenses	812,557	969,951
Total Operating Expenses	1,325,900	1,855,076

Income from operations	1,079,580	668,807

Other Income (Expenses)
Interest income	3,356	4,359
Other income	50,745	224,181
Finance costs	(38,608)	(331,458)
Other expense	(21,114)	474
Total Other Expense	(5,621)	(102,444)

Income before income taxes	1,073,959	566,363
Income tax expenses	(160,050)	(84,954)
Net Income	913,909	481,409

Net Income	913,909	481,409
Other Comprehensive Income
Foreign currency translation adjustments	264,957	(570,200)
Comprehensive Income	1,178,866	(88,791)

Earnings per share
Basic and diluted	$0.04	$0.02
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$913,909	$481,409
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	274,455	257,864
Loss on disposal of property, plant and equipment	16,211	-
Allowance for doubtful accounts	(819,888)	(454,653)
Changes in operating assets and liabilities:
Trade receivables	6,542,633	3,894,115
Bills receivable	(1,035,075)	(1,893,375)
Other receivables, prepayments and deposits	(600,067)	(858,646)
Due from shareholders	(4,479)	-
Inventories	2,330,461	1,258,391
Retention receivable	(278,655)	37,909
Accounts payable	(4,059,758)	(3,451,802)
Other payables and accrued expenses	(4,045,304)	(852,747)
Income tax payable	73,625	(321,872)
NET CASH USED IN OPERATING ACTIVITIES	(691,932)	(1,903,407)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	11,044	217,977
Payments to acquire property, plant and equipment	(14,819)	(6,914)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,775)	211,063

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	3,758,679	8,172,873
Repayment of short-term loans	(6,184,493)	(9,807,447)
Repayment of long-term loans	-	(980,745)
Refund of counter guarantee receivable	-	245,186
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(2,425,814)	(2,370,133)

Effect of foreign currency translation on cash and cash equivalents	29,312	(70,790)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,092,209)	(4,133,267)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$12,247,508	$9,082,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,155,299	$4,948,870

Supplementary Disclosures for Cash Flow Information:
Interest paid	$36,013	$246,382
Income taxes paid	$65,265	$599,101

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

3. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto for the year ended December 31, 2014 filed with the SEC in the Company’s Form 10-K on March 31, 2015.

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

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of March 31, 2015 and December 31, 2014, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

4. Trade receivables, net

	March 31,	December 31,
	2015	2014
	(Unaudited)

Trade receivables	$45,044,245	$51,395,843
Less: Allowance for doubtful accounts	(7,728,289)	(8,512,850)

	$37,315,956	$42,882,993

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended
	March 31,
	(Unaudited)
	2015	2014

Balance at beginning of period	$8,512,850	$7,106,345
Adjustment of bad debt expense	(819,888)	(454,653)
Translation adjustments	35,327	(57,530)

Balance at end of period	$7,728,289	$6,594,162

5. Inventories, net

	March 31,	December 31,
	2015	2014
	(Unaudited)

Raw materials	$4,795,165	$4,874,061
Work-in-progress	10,253,477	22,887,134
Finished goods	10,674,218	185,212
	25,722,860	27,946,407
Allowance for obsolete inventories	(19,935)	(19,852)
	$25,702,925	$27,926,555

No further allowance for obsolete inventories was recognized during the three months ended March 31, 2015 and 2014.

6. Income tax

The effective tax rate is 15% and 15% for the three months periods ended March 31, 2015 and March 31, 2014, respectively.

7. Property, plant and equipment, net

As of March 31, 2015 and December 31, 2014, property, plant and equipment with net book values of $nil and $4,621,156, respectively, were pledged as collateral under certain loan arrangements (see Note 9).

8. Land use rights

As of March 31, 2015 and December 31, 2014, land use rights with net book values of $nil and 986,145 were pledged as collateral under certain loan arrangements (see Note 9).

During the three months ended March 31, 2015 and 2014, amortization amounted to $32,309 and $32,450, respectively.

9. Short-term bank loans

	March 31,	December 31,
	2015	2014
	(Unaudited)

Loan from unrelated party	$10,308,602	$6,508,298
Secured bank loans	-	6,182,883

	$10,308,602	$12,691,181

Short-term loans from unrelated party

In April 2014, the Company obtained a loan in the amount of $6,508,298 from a third party individual. The Company borrowed an additional $3,758,679 from the same person in March 2015. The loan is unsecured, bearing no interest rate and due on demand.

Short-term bank loans

The Company’s bank loans carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company:

	March 31,	December 31,
	2015	2014
	(Unaudited)

Property, plant and equipment (Note 7)	-	4,621,156
Land use rights (Note 8)	-	986,145

	$-	$5,607,301

As of March 31, 2015, the Company has repaid the secured short-term bank loan in full.

10. Long-term loans

Long-term loans include the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Unsecured loan	571,839	569,476

Total	$571,839	$569,476

In December 2013, the Company obtained a 3-year entrusted loan from a non-financial institution bearing interest at 3% per annum granted by local government.

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

The Company’s sales revenues by products for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	%	2014	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$1,792,633	22	$2,868,569	35
Heat exchange unit	3,933,957	48	3,183,217	38
Shell-and-tube heat exchanger	(16,692)	-	1,109,444	13
Others	2,463,992	30	1,127,682	14
	$8,173,890	100	$8,288,912	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

13. Related party transactions The related parties consist of as following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Zhijun Ma	Sales Director
Yongfu Tian	Vice Sales Director
Feng Xu	Factory Director, Manager of production

Due from related parties

As of March 31, 2015 and December 31, 2014, respectively, the Company advanced $29,262 and $24,663 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

Due to related parties

Due to related parties consist of following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Zhigang Xu	81,691	81,354
Fucai Zan	163,383	162,708
Kai Liu	163,383	162,707
Zhijun Ma	163,383	162,707
Yongfu Tian	163,383	81,354
Feng Xu	81,690	81,354
	$816,913	$813,537

Amounts owed by the Company represent non-secured and non-interest bearing loans obtained from related parties which are due on demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are SipingJuyuan and Beijing Juyuan.

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first quarter of 2015:

  Sales revenue: Sales revenue decreased by $0.12 million, or 1.39%, to $8.17million for the three months ended March 31, 2015, from $8.29 million for the same period in 2014.

  Gross profit: Gross profit decreased by $0.12million, or 4.69%, to $2.41 million for the three months ended March 31, 2015, from $2.52 million for the same period in 2014. As a percentage of sales revenue, gross profit decreased by 1.02% to 29.43% for the three months ended March 31, 2015, from 30.45% for the same period in 2014.

  Net income attributable to stockholders: Net income attributable to our stockholders increased by $0.43 million, or 89.84%, to $0.91 million for the three months ended March 31, 2015, from $0.48 million for the same period in 2014.

  Fully diluted net income per share: Fully diluted net income per share was $0.04 for the three months ended March 31, 2015, as compared $0.02 for the same period in 2014.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended March 31,		$	%
	2015	2014	Change	Change
Sales revenue	$8,173,890	$8,288,912	$(115,022)	(1.39)
Cost of sales	(5,768,410)	(5,765,029)	(3,381)	0.06
Gross profit	2,405,480	2,523,883	(118,403)	(4.69)
Operating expenses:
Administrative expenses	302,018	545,051	(243,033)	(44.59)
Research and development expenses	211,325	340,074	(128,749)	(37.86)
Selling expenses	812,557	969,951	(157,394)	(16.23)
Total operating expenses	1,325,900	1,855,076	(529,176)	(28.53)
Income from operations	1,079,580	668,807	410,773	61.42
Interest income	3,356	4,359	(1,003)	(23.01)
Other income	50,745	224,181	(173,436)	(77.36)
Other expenses	(21,114)	474	(21,588)	(4554.43)
Finance costs	(38,608)	(331,458)	292,850	(88.35)
Income before income taxes
	1,073,959	566,363	507,596	89.62
Income taxes	(160,050)	(84,954)	75,096	88.40
Net income	913,909	481,409	432,500	89.84

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue decreased by $0.12million, or 1.39%, to $8.17 million for the three months ended March 31, 2015, from $8.29 million for the same period in 2014. Our sales volume in the three months ended March 31, 2015 amounted to 362 units, a decrease of 134units, from 496 units for the same period in 2014. Such decrease was mainly due to the decreased sales revenue from plate heat exchangers and shell-and- tube heat exchangers in the three months ended March 31, 2015 as compared with the same period in 2014. Sales revenue from plate heat exchangers decreased by $1.08 million, or 37.51%, to $1.79 million for the three months ended March 31, 2015, from $2.87 million for the same period in 2014. Sales revenue from shell-and- tube heat exchangers decreased $1.13 million as compared with the same period in 2014. China’s economic slowdown in 2015 affected several industries we serve, especially the industries with excessive capacity such as petrochemical, metallurgical and shipbuilding industries. Because of the energy conservation and emission reduction policies adopted in China, many projects in petrochemical industry were suspended and delayed with less order in 2015. Many orders from shipbuilding industry also declined drastically. Although sales revenue from heat exchange units and other products increased, the increase was not enough to offset the decreased sales revenue from plate heat exchangers, shell-and-tube heat exchangers and air coolers.

The following table shows our sales revenue by product for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	$	%	$	%
Plate heat exchanger	$1,792,633	21.93	$2,868,569	35
Heat exchange unit	3,933,957	48.13	3,183,217	38
Shell-and-tube heat exchanger	(16,692)	(0.20)	1,109,444	13
Others	2,463,992	30.14	1,127,682	14
TOTAL	$8,173,890	100	$8,288,912	100

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales slighty increased by $3,000, or 0.06%, to $5.768million for the three months ended March 31, 2015, from $5.765 million for the three months ended March 31, 2014. Cost of sales as a percentage of sales revenue were 70.57% and 69.55% for the three months ended March 31, 2015and 2014, respectively, an increase of 1.02 percentage points. The increase was mainly attributable to the decrease in our sales revenue.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased by $0.11million, or 4.69%, to $2.41 million for the three months ended March 31, 2015, from $2.52 million for the same period in 2014. The decrease in our gross profit was mainly attributable to the decrease in our sales revenue. As the average unit selling price of our products increased $5,868 in the three months ended March 31, 2015 in comparison with the same period in 2014, gross profit margin for the three months ended March 31, 2015 dropped to 29.43% from 30.45% for the same period in 2014. The decrease in our gross profit margin was mainly attributable to the decrease in our sales revenue as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses decreased by $0.24 million, or 44.59%, to $0.30 million for the three months ended March 31, 2015, from $0.55 million for the same period in 2014. As a percentage of sales revenue, administrative expenses decreased to 3.69% for the three months ended March 31, 2015, as compared to 6.58% for the same period in 2014. The decrease in administrative expenses was primarily due to the decrease of allowance for doubtful accounts. Bad debt expense decreased by $0.37 million in the three months ended March 31, 2015, compared with the same period in 2014. The decrease in bad debt expense was mainly because we adopted some methods to improve the collection of overdue receivable. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses decreased by $0.13 million, or 37.86%, to $0.21 million for the three months ended March 31, 2015, from $0.34million for the same period in 2014. The decrease in research and development expenses was mainly attributable to fewer new products in the process of research and development in the first quarter of 2015.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $0.16 million, or 16.23%, to $0.81 million for the three months ended March 31, 2015, from $0.97 million for the same period in 2014. As a percentage of sales revenue, selling expenses decreased to 9.94% for the three months ended March 31, 2015, as compared to 11.70% for the same period in 2014. The decrease in our selling expenses was mainly attributable to the decreased travelling expenses. Travelling expenses decreased by $0.20 million, or 49.31%, to $0.20 million for the three months ended March 31, 2015, from $0.40 million for the same period in 2014.

Income before income taxes. Income before income taxes increased by $0.51million, or 89.62%, to $1.07million for the three months ended March 31, 2015, from $0.57 million for the same period in 2014. Such increase was mainly attributable to the decrease in our total expenses.

Income taxes. Our income taxes increased to $0.16 million for the three months ended March 31, 2015, from $0.08 million for the same period in 2014, as a result of the increased income before income tax expense.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders increased by $0.43 million, or 89.84%, to $0.91 million for the three months ended March 31, 2015, from $0.48 million for the same period in 2014. As a percentage of sales revenue, our net income attributable to common stockholders was 11.18% and5.81% for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $9.16 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $4.76 million. In addition, we have an approximately $27.66 million credit line from the China Construction Bank and Agricultural bank. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(691,932)	$(1,903,407)
Net cash provided by (used in) investing activities	(3,775)	211,063
Net cash used in financing activities	(2,425,814)	(2,370,133)
Effects of exchange rate change in cash	29,312	(70,790)
Net decrease in cash and cash equivalents	(3,092,209)	(4,133,267)
Cash and cash equivalents at beginning of the period	12,247,508	9,082,137
Cash and cash equivalent at end of the period	$9,155,299	$4,948,870

Operating Activities

Net cash used in operating activities was $0.69 million for the three months ended March 31, 2015, compared with $1.90 million in the same period last year. The decrease in net cash used in operating activities was mainly attributable to decrease in trade receivables, increased net income, offset by increase in other payables and accrued expenses.

Investing Activities

Net cash used in investing activities was $3,775 for the three months ended March 31, 2015, compared with $211,063 net cash provided by investing activities the same period in 2014. The decrease in net cash provided by investing activities was primarily due to less release of restricted cash.

Financing Activities

Net cash used in financing activities was $2.43 million for the three months ended March 31, 2015, compared with $2.37 million for the same period in 2014. The increase in net cash used in financing activities resulted from more net payments to repay bank loans.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Construction costs	8,932	-
Purchase of equipment	5,887	6,914
Total capital expenditures	$14,819	$6,914

We estimate that our total capital expenditures in fiscal year 2015 will reach approximately $3.0 million. Our capital expenditures will be primarily for the purchase of equipment.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2015. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2014, which we are still in the process of remediating as of March 31, 2015, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department, which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2015 we continued to implement these remedial procedures.

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

We have not sold any equity securities during the first quarter of 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter. No repurchases of our common stock were made during the first quarter of 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2015, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May15, 2015	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
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