Form 10-Q
period 2015-06-30
THT Heat Transfer Technology, Inc.
filed 2015-08-14
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

THTIndustrial Park No. 5
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August14, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended June 30, 2015

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Pages(s)
Consolidated Balance Sheets	2
Consolidated Statements of Income and Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-9

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,576,245	$12,247,508
Restricted cash	737,604	550,206
Trade receivables, net	38,664,089	42,882,993
Bills receivable	1,590,811	2,016,646
Other receivables, prepayments and deposits, net	11,648,969	9,855,913
Due from related parties	29,415	24,663
Inventories, net	25,006,599	27,926,555
Deferred tax assets	170,519	168,932
Total Current Assets	80,424,251	95,673,416

Restricted cash, non-current	570,744	738,168
Retention receivable	1,004,225	1,909,731
Property, plant and equipment, net	8,952,724	8,890,946
Land use rights, net	6,016,392	6,025,000
TOTAL ASSETS	$96,968,336	$113,237,261

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	4,419,327	8,903,510
Other payables and accrued liabilities	18,030,506	24,362,343
Income tax payable	358,442	652,859
Short-term loans	6,569,439	12,691,181
Due to related parties	525,555	813,537
Total Current Liabilities	29,903,269	47,423,430

Non-current liabilities
Long-term loan	574,826	569,476
Total Long-term Liabilities	574,826	569,476

TOTAL LIABILITIES	30,478,095	47,992,906

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at June 30, 2015 and December 31, 2014	20,454	20,454
Additional paid-in capital	26,524,324	26,524,324
Statutory reserve	3,960,898	3,879,564
Retained earnings	29,503,731	28,944,535
Accumulated other comprehensive income	6,480,834	5,875,478
TOTAL SHAREHOLDERS’ EQUITY	66,490,241	65,244,355

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,968,336	$113,237,261

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	For Six Months Ended June 30,		For Three Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales revenue	$15,304,833	$20,998,072	$7,130,943	$12,709,160
Cost of revenues	(11,081,229)	(13,710,273)	(5,312,819)	(7,945,244)
Gross Profit	4,223,604	7,287,799	1,818,124	4,763,916

Operating expenses
General and administrative expenses	1,030,196	2,025,881	728,178	1,480,830
Research and development expenses	710,754	1,680,499	499,429	1,340,425
Selling expenses	1,737,923	2,100,267	925,366	1,130,316
Total Operating Expenses	3,478,873	5,806,647	2,152,973	3,951,571

Income (loss) from operations	744,731	1,481,152	(334,849)	812,345

Other Income (Expenses)
Interest income	5,857	6,163	2,501	1,804
Other income	75,278	399,253	45,647	174,598
Finance costs	(41,805)	(379,160)	(3,197)	(47,702)
Total Other Income	39,330	26,256	44,951	128,700

Income (loss) before income taxes	784,061	1,507,408	(289,898)	941,045
Income tax benefit (expenses)	(143,531)	(97,733)	16,519	(12,779)
Net Income (Loss)	640,530	1,409,675	(273,379)	928,266

Net Income (Loss)	640,530	1,409,675	(273,379)	928,266
Other Comprehensive Income
Foreign currency translation adjustments	605,356	(426,320)	340,399	143,880
Comprehensive Income	1,245,886	983,355	67,020	1,072,146

Earnings per share
Basic and diluted	$0.03	$0.07	$(0.01)	$0.05
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$640,530	$1,409,675
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	648,180	521,727
Loss on disposal of property, plant and equipment	22,337	(8,195)
Allowance for doubtful accounts	(939,772)	(270,722)
Changes in operating assets and liabilities:
Trade receivables	5,543,386	876,555
Bills receivable	443,034	(1,865,438)
Other receivables, prepayments and deposits	(1,693,790)	(3,469,506)
Due from shareholders	(4,503)	-
Inventories	3,169,812	1,768,962
Retention receivable	919,821	1,101,044
Accounts payable	(5,031,135)	(3,316,737)
Other payables and accrued expenses	(6,560,191)	5,371,006
Income tax payable	(299,370)	(524,379)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,141,661)	1,593,992

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(7,840)	819,035
Proceeds from disposal of property, plant and equipment	-	9,769
Payments to acquire property, plant and equipment	(58,306)	(246,195)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING	(66,146)	582,609

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	3,778,110	14,327,814
Repayment of short-term loans	(9,994,574)	(22,468,617)
Repayment to related parties	(294,464)	-
Repayment of long-term loans	-	(980,745)
Refund of counter guarantee receivable	-	245,186
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(6,510,928)	(8,876,362)

Effect of foreign currency translation on cash and cash equivalents	47,472	1,465

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,671,263)	(6,698,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$12,247,508	$9,082,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,576,245	$2,383,841

Supplementary Disclosures for Cash Flow Information:

Interest paid	$35,826	$378,327
Income tax paid	$435,422	$815,658

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

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of June 30, 2015 and December 31, 2014, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

Recently issued accounting pronouncements

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

4. Trade receivables, net

	June 30,	December 31,
	2015	2014
	(Unaudited)

Trade receivables	$46,317,140	$51,395,843
Less: Allowance for doubtful accounts	(7,653,051)	(8,512,850)

	$38,664,089	$42,882,993

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2015 and 2014 is as follows:

	June 30,
	(Unaudited)
	2015	2014

Balance at beginning of period	$8,512,850	$7,106,345
Adjustment of bad debt expense	(939,772)	(270,722)
Translation adjustments	79,973	(52,460)

Balance at end of period	$7,653,051	$6,783,163

5. Inventories, net

	June 30, 2015	December 31, 2014
	(Unaudited)

Raw materials	$4,864,632	$4,874,061
Work-in-progress	9,580,838	22,887,134
Finished goods	10,581,169	185,212
	25,026,639	27,946,407
Allowance for obsolete inventories	(20,040)	(19,852)
	$25,006,599	$27,926,555

No further allowance for obsolete inventories was recognized during the six months ended June 30, 2015 and 2014.

6. Income tax

The effective tax rate is 6% and 1% for the three months periods ended June 30, 2015 and June 30, 2014, respectively. The effective tax rate is 18% and 6% for the six months periods ended June 30, 2015 and June 30, 2014, respectively.

7. Property, plant and equipment, net

As of June 30, 2015 and December 31, 2014, property, plant and equipment with net book values of $nil and $4,621,156, respectively, were pledged as collateral under certain loan arrangements (see Note 9).

8. Land use rights

As of June 30, 2015 and December 31, 2014, land use rights with net book values of $nil and 986,145 were pledged as collateral under certain loan arrangements (see Note 9).

During the six months ended June 30, 2015 and 2014, amortization amounted to $64,952 and $64,645, respectively.

9. Short-term loans

	June 30, 2015	December 31, 2014
	(Unaudited)

Loan from unrelated party	$6,569,439	$6,508,298
Secured bank loans	-	6,182,883

	$6, 569,439	$12,691,181

Short-term loans from unrelated party

In April 2014, the Company obtained a loan in the amount of $6,508,298 from a third party individual. The loan is unsecured, bearing no interest rate and due on demand.

Short-term bank loans

The Company’s bank loans carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company:

	June 30, 2015	December 31, 2014
	(Unaudited)

Property, plant and equipment (Note 7)	$-	$4,621,156
Land use rights (Note 8)		986,145

	$-	$5,607,301

As of March 31, 2015, the Company has repaid the secured short-term bank loan in full.

10. Long-term loans

Long-term loans include the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Unsecured loan	$574,826	$569,476

Total	$574,826	$569,476

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

The Company’s sales revenues by products for the six months ended June 30, 2015 and 2014 were as follows:

		Six months ended June 30,
	2015	%	2014	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$4,278,495	28	$7,087,632	34
Heat exchange unit	5,663,581	37	6,106,172	29
Air-cooled heat exchanger	-	-	389,645	2
Shell-and-tube heat exchanger	921,927	6	2,200,817	10
Others	4,440,830	29	5,213,806	25
	$15,304,833	100	$20,998,072	100

All  of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

12. Related party transactions

The related parties consist of as following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Zhijun Ma	Sales Director
Yongfu Tian	Vice Sales Director
Feng Xu	Factory Director, Manager of production

Due from related parties

As of June 30, 2015 and December 31, 2014, respectively, the Company advanced $29,415 and $24,663 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

Due to related parties

Due to related parties consist of following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Zhigang Xu	$82,118	$81,354
Fucai Zan	114,965	162,708
Kai Liu	164,236	162,707
Zhijun Ma	-	162,707
Yongfu Tian	164,236	162,707
Feng Xu	-	81,354
	$525,555	$813,537

Amounts owed by the Company represent non-secured and non-interest bearing loans obtained from related parties which are due on demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Over the past ten years, we have successfully completed over 3,000 projects in more than 15 industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding. We have provided heat exchange solutions to Fortune 500 companies, including Shell, BP, BASF, LG, Sinopec and China Shenhua. We have also provided heat exchange products for important Chinese and international projects such as the Beijing 2008 Olympics Wukesong Sports Center, GuangdongLinao nuclear plant and BASF Chemical plant in Germany.

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are SipingJuyuan and Beijing Juyuan.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2015:

•	Sales revenue: Sales revenue decreased by $5.6 million, or 43.89%, to $7.1 million for the three months ended June 30, 2015, from $12.71 million for the same period in 2014.

•	Gross profit: Gross profit decreased by $2.9 million, or 61.84%, to $1.8 million for the three months ended June 30, 2015, from $4.76 million for the same period in 2014.

•	Net income (loss) attributable to stockholders: Net income attributable to our stockholders decreased by $1.20 million, or 129.45%, to net loss of $0.27 million for the three months ended June 30, 2015, from net income of $0.93 million for the same period in 2014.

•	Fully diluted net income per share: Fully diluted net income per share was $(0.01)for the three months ended June 30, 2015, as compared to $0.05 for the same period in 2014.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		$	%
	2015	2014	Change	Change
Sales revenue	$7,130,943	$12,709,160	$(5,578,217)	(43.89)
Cost of sales	(5,312,819)	(7,945,244)	2,632,425	(33.13)
Gross profit	1,818,124	4,763,916	(2,945,792)	(61.83)
Operating expenses:
Administrative expenses	728,178	1,480,830	(752,652)	(50.83)
Research and development expenses	499,429	1,340,425	(840,996)	(62.74)
Selling expenses	925,366	1,130,316	(204,950)	(18.13)
Total operating expenses	2,152,973	3,951,571	(1,798,598)	(45.52)
Income (loss) from operations	(334,849)	812,345	(1,147,194)	(141.22)
Interest income	2,501	1,804	697	38.64
Other income	45,647	174,598	(128,951)	(73.86)
Finance costs	(3,197)	(47,702)	44,505	(93.30)
Income (loss) before income taxes	(289,898)	941,045	(1,230,943)	(130.81)
Income taxes benefit (expense)	16,519	(12,779)	29,298	(229.27)
Net Income (Loss)	$(273,379)	$928,266	$(1,201,645)	(129.45)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue decreased by $5.6 million, or 43.89%, to $7.1 million for the three months ended June 30, 2015, from $12.71 million for the same period in 2014. Our sales volume in the three months ended June 30, 2015 amounted to 489 units, a decrease of 128 units, from 617 units for the same period in 2014. Sales revenue from plate heat exchangers decreased by $1.8 million, or 41.74%, to $2.5 million for the three months ended June 30, 2015, from $4.27 million for the same period in 2014. Chinese economic slowdown in 2015 affected several industries we serve, especially the industries with excessive capacity such as petrochemical, metallurgical and shipbuilding industries. Because of the energy conservation and emission reduction policies adopted in China, many projects in petrochemical industry were suspended and delayed with less order in 2015. Many orders from shipbuilding industry also declined drastically.

The following table shows our sales revenue by product for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
	$	%	$	%
Plate heat exchanger	$2,485,862	34.86	$4,266,484	33.57
Heat exchange unit	1,729,624	24.26	2,922,955	22.99
Air-cooled heat exchanger	-	-	389,645	3.07
Shell-and-tube heat exchanger	938,619	13.16	1,091,374	8.59
Others	1,976,838	27.72	4,038,702	31.78
TOTAL	$7,130,943	100	$12,709,160	100

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales decreased by $2.63 million, or 33.13%, to $5.31 million for the three months ended June 30, 2015, from $7.95 million for the three months ended June 30, 2014. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 74.50% and 62.52% for the three months ended June 30, 2015 and 2014, respectively, an increase of 11.99 percentage points. The increase was mainly attributable to increased labor costs and raw material costs.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased by $2.9 million, or 61.84%, to $1.8 million for the three months ended June 30, 2015, from $4.76 million for the same period in 2014. The decrease in our gross profit was mainly attributable to decreased revenue and increased cost of sales. The average unit selling price of our products decreased 66.59% to $14,570 in the three months ended June 30, 2015 in comparison with $20,598 in the same period in 2014. Gross profit margin for the three months ended June 30, 2015 decreased to 25.50% from 37.48% for the same period in 2014. The decrease in our gross profit margin was mainly attributable to the increase in labor costs and raw material costs.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses decreased by $0.75 million, or 50.83%, to $0.73 million for the three months ended June 30, 2015, from $1.48 million for the same period in 2014. As a percentage of sales revenue, administrative expenses decreased to 10.21% for the three months ended June 30, 2015, as compared to 11.65% for the same period in 2014. The decrease of administrative expenses was attributable to the decrease in bad debt expense. The decrease in bad debt expense was mainly because we adopted methods to improve the collection of overdue receivable. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses decreased to $0.50 million for the three months ended June 30, 2015, from $1.34 million for the same period in 2014. The decrease in research and development expenses was mainly attributable to fewer new products in the process of research and development in the second quarter of 2015.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $0.20 million, or 18.13%, to $0.93 million for the three months ended June 30, 2015, from $1.13 million for the same period in 2014. As a percentage of sales revenue, selling expenses increased to 12.98% for the three months ended June 30, 2015, as compared to 8.89% for the same period in 2014. The decrease in our selling expenses was mainly attributable to the decreased travelling expenses. Travelling expenses decreased by $0.20 million, or 49.31%, to $0.20 million for the three months ended June30, 2015, from $0.40 million for the same period in 2014.

Income before income taxes. Income before income taxes decreased by $1.23 million, or 130.8%, to $0.29 million for the three months ended June 30, 2015, from $0.94 million for the same period in 2014. Such decrease was mainly attributable to the decrease in our sales revenue.

Income taxes. Our income taxes decreased to income tax benefit of $0.02 million for the three months ended June 30, 2015, from income tax expense of $0.01 million for the same period in 2014, as a result of the decreased taxable income. Such decrease was mainly attributable to the decrease in our sales revenue.

Net income (loss) attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $1.2 million, or 129.45%, to net loss of $0.27 million for the three months ended June 30, 2015, from net income of $0.93 million for the same period in 2014. As a percentage of sales revenue, our net income (loss) was (3.83) % and 7.30% for the three months ended June 30, 2015 and 2014, respectively.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

The following table sets forth key components of our results of operations for the periods indicated.

	Six Months Ended June 30,		$	%
	2015	2014	Change	Change
Sales revenue	$15,304,833	$20,998,072	$(5,693,239)	(27.11)
Cost of sales	(11,081,229)	(13,710,273)	2,629,044	(19.18)
Gross profit	4,223,604	7,287,799	(3,064,195)	(42.05)
Operating expenses:
Administrative expenses	1,030,196	2,025,881	(995,685)	(49.15)
Research and development expenses	710,754	1,680,499	(969,745)	(57.71)
Selling expenses	1,737,923	2,100,267	(362,344)	(17.25)
Total operating expenses	3,478,873	5,806,647	(2,327,774)	(40.09)
Income from operations	744,731	1,481,152	(736,421)	(49.72)
Interest income	5,857	6,163	(306)	(4.97)
Other income	75,278	399,253	(323,975)	(81.15)
Finance costs	(41,805)	(379,160)	337,355	88.97
Income before income taxes	784,061	1,507,408	(723,347)	(47.99)
Income taxes	(143,531)	(97,733)	45,798	46.86
Net Income	640,530	1,409,675	(769,145)	(54.56)

Sales revenue. Our sales revenue decreased by $5.7 million, or 27.11%, to $15.3 million for the six months ended June 30, 2015, from $21.00 million for the same period in 2014. Our sales volume in the six months ended June 30, 2015 amounted to 851 units, a decrease of 262 units, from 1,113 units for the same period in 2014. Chinese economic slowdown in 2015 affected several industries we serve, especially the industries with excessive capacity such as petrochemical, metallurgical and shipbuilding industries. Because of the energy conservation and emission reduction policies adopted in China, many projects in petrochemical industry were suspended and delayed with less order in 2015.

The following table shows our sales revenue by product for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	$	%	$	%
Plate heat exchanger	$4,278,495	27.96	$7,135,054	33.98
Heat exchange unit	5,663,581	37.01	6,106,172	29.08
Air-cooled heat exchanger	-	-	389,645	1.86
Shell-and-tube heat exchanger	921,927	6.02	2,200,817	10.48
Others	4,440,830	29.02	5,166,384	24.60
TOTAL	$15,304,833	100	$20,998,072	100

Cost of sales. Our cost of sales decreased by $2.63 million, or 19.18%, to $11.08 million for the six months ended June 30, 2015, from $13.71 million for the six months ended June 30, 2014. The decrease in the cost of sales was generally in line with decreased sales revenue. Cost of sales as a percentage of sales revenue were 72.4% and 65.29% for the six months ended June 30, 2015 and 2014, respectively, an increase of 7.11 percentage points. The increase was mainly attributable to increased labor costs and raw materials costs.

Gross profit. Our gross profit decrease by $3.06 million, or 42.05%, to $4.22 million for the six months ended June 30, 2015, from $7.29 million for the same period in 2014. The decrease in our gross profit was mainly attributable to decreased in unit price. The average unit selling price of our products decrease by 28.57% to $15,000 in the six months ended June 30, 2015 in comparison with $21,000 in the same period in 2014. Gross profit margin for the six months ended June 30, 2015 dropped to 27.6% from 34.71% for the same period in 2014. The decrease in our gross profit margin was mainly attributable to the increased labor cost and materials costs.

Administrative expenses. Our administrative expenses decreased by $1.0 million, or 49.15%, to $1.03 million for the six months ended June 30, 2015, from $2.03 million for the same period in 2014. As a percentage of sales revenue, administrative expenses decreased to 6.73% for the six months ended June 30, 2015, as compared to 9.65% for the same period in 2014. The decrease of administrative expenses was attributable to the decrease in bad debt expense. The decrease in bad debt expense was mainly because we adopted some methods to improve the collection of overdue receivable. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Research and development expenses. Our research and development expenses decreased by $0.97 million, or 57.71%, to $0.71 million for the six months ended June 30, 2015, from $1.68 million for the same period in 2014. The decrease in research and development expenses was mainly attributable to fewer new products in the process of research and development in the six months ended June 30, 2015.

Selling expenses. Our selling expenses decreased by $0.36 million, or 17.25%, to $1.74 million for the six months ended June 30, 2015, from $2.10 million for the same period in 2014. As a percentage of sales revenue, selling expenses increased to 11.36 % for the six months ended June 30, 2015, as compared to 10.00% for the same period in 2014. The decrease was mainly attributable to decreased sales revenue.

Income before income taxes. Income before income taxes decreased by $0.72 million, or 47.99%, to $0.78 million for the six months ended June 30, 2015, from $1.51 million for the same period in 2014. Such decrease was mainly attributable to the decreased revenue.

Income taxes. Our income taxes increased to $0.14 million for the six months ended June 30, 2015, from $0.10 million for the same period in 2014, as a result of failure to accrue enough tax expense for the same period in 2014.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $0.77 million, or 54.56%, to $0.64 million for the six months ended June 30, 2015, from $1.41 million for the same period in 2014. As a percentage of sales revenue, our net income attributable to common stockholders was 4.19% and 6.71% for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $2.58 million, primarily consisting of cash on hand and demand deposits. In addition, we have an approximately $20 million credit line from Bank of Communications. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and Chinese tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to decrease our allowance for doubtful accounts from a reversal of allowance of $0.27 million in the six months ended June 30, 2014 to $0.85 million in the same period in 2015. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$(3,141,661)	$1,593,992
Net cash provided by(used in) investing activities	(66,146)	582,609
Net cash used in financing activities	(6,510,928)	(8,876,362)
Effects of exchange rate change in cash	47,472	1,465
Net decrease in cash and cash equivalents	(9,671,263)	(6,698,296)
Cash and cash equivalents at beginning of the period	12,247,508	9,082,137
Cash and cash equivalent at end of the period	$2,576,245	$2,383,841

Operating Activities

Net cash used in operating activities was $3.14 million for the six months ended June 30, 2015, compared with $1.59 million net cash provided by operating activities for the same period in 2014. The decrease in net cash used in operating activities was mainly attributable to decrease in other payables and accrued expenses, decreased net income, offset by increase in trade receivables.

Investing Activities

Net cash used in investing activities was $(0.07) for the six months ended June 30, 2015, compared with $0.58 million net cash provided by in the same period in 2014. The net cash used in investing activities during the six months ended June 30, 2015 was primarily used for purchase of equipment.

Financing Activities

Net cash used in financing activities was $6.5 million for the six months ended June 30, 2015, compared with $8.88 million for the same period in 2014. The decrease in net cash used in financing activities resulted from a decrease in net payment of short-term loans.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights.

	Six Months Ended June 30,
	2015	2014
Construction costs	$350,000	$48,331
Purchase of equipment	8,601	197,863
Prepayment for land use right	-	-
Total capital expenditures	$358,601	$246,194

We estimate that our total capital expenditures in fiscal year 2015 will reach approximately $3 million to buy the equipment for necessary products used in the nuclear power industry.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. See Note3 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2015. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2014, which we are still in the process of remediating as of June 30, 2015, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2015, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to comply with the Nasdaq continued listing standards, our common stock could be delisted from the Nasdaq Stock Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

On July 2, 2015, the Company received a letter from The Nasdaq Stock Market ("NASDAQ") notifying it of its failure to maintain a minimum closing bid price of $1.00 over the then preceding 30 consecutive trading days for its common stock as required by NASDAQ Listing Rule 5550(a)(2) (the "Bid Price Rule"). The letter stated that the Company has until December 29, 2015 to demonstrate compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of 10 consecutive trading days. The letter was issued in accordance with standard NASDAQ procedures. This notification has no immediate effect on the listing of the Company's common stock at this time. The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with the Bid Price Rule by December 29, 2015.

The letter also disclosed that in the event the Company does not regain compliance with the Bid Price Rule by December 29, 2015, the Company may be eligible for additional time. The Company would be required to meet certain continued listing requirements and the initial listing criteria for The NASDAQ Capital Market except for the bid price requirement and will need to provide written notice of its intention to cure its deficiency during the second compliance period. If it meets these criteria, NASDAQ staff will notify the Company that it has been granted an additional 180 day compliance period. If the Company is not eligible for an additional compliance period, NASDAQ will provide the Company with written notification that its common stock will be subject to delisting.

If NASDAQ determines that we fail to satisfy the requirements for continued listing, we could be delisted from the exchange. The delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from Nasdaq could also have other negative results, including the loss of potential investor interest and fewer business development opportunities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of 2015, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2015	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
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