Form 10-Q
period 2015-09-30
THT Heat Transfer Technology, Inc.
filed 2015-11-16
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No The number of shares outstanding of each of the issuer’s classes of common stock, as of November16,2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended September 30, 2015

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,137,644	$12,247,508
Restricted cash	507,250	550,206
Trade receivables, net	40,182,507	42,882,993
Bills receivable	1,635,617	2,016,646
Other receivables, prepayments and deposits, net	11,388,006	9,855,913
Due from related parties	28,188	24,663
Inventories, net	25,121,396	27,926,555
Deferred tax assets	163,407	168,932
Total Current Assets	87,164,015	95,673,416

Restricted cash, non-current	486,475	738,168
Retention receivable	1,245,766	1,909,731
Property, plant and equipment, net	8,656,193	8,890,946
Land use rights, net	5,734,220	6,025,000
TOTAL ASSETS	$103,286,669	$113,237,261

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	5,168,487	8,903,510
Other payables and accrued liabilities	18,994,122	24,362,343
Income tax payable	133,523	652,859
Short-term loans	14,164,752	12,691,181
Due to related parties	424,943	813,537
Total Current Liabilities	38,885,827	47,423,430

Non-current liabilities
Long-term loans	550,851	569,476
Total Long-term Liabilities	550,851	569,476

Total Liabilities	39,436,678	47,992,906

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at September 30, 2015 and December 31, 2014	20,454	20,454
Additional paid-in capital	26,524,324	26,524,324
Statutory reserve	3,958,746	3,879,564
Retained earnings	29,634,396	28,944,535
Accumulated other comprehensive income	3,712,071	5,875,478
Total THT Heat Transfer Technology Inc. stockholders’ equity	63,849,991	65,244,355
Noncontrolling interests	-	-
TOTAL SHAREHOLDERS’ EQUITY	63,849,991	65,244,355

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$103,286,669	$113,237,261

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales revenue	$27,946,302	$36,940,786	$12,641,469	$15,942,714
Cost of revenue	(21,160,627)	(24,065,042)	(10,079,398)	(10,354,769)
Gross Profit	6,785,675	12,875,744	2,562,071	5,587,945

Operating expenses
Administrative expenses	1,879,139	2,897,520	848,943	871,639
Research and development expenses	1,166,870	2,536,250	456,116	855,751
Selling expenses	2,819,841	3,151,939	1,081,918	1,051,672
Total Operating Expenses	5,865,850	8,585,709	2,386,977	2,779,062

Income from operations	919,825	4,290,035	175,094	2,808,883

Other Income (Expenses)
Interest income	8,113	8,660	2,256	2,497
Other income	97,946	399,563	22,668	327
Finance costs	(44,459)	(642,835)	(2,654)	(263,675)
Other expense	(72,649)	-	(72,649)	(17)
Total Other Expense	(11,049)	(234,612)	(50,379)	(260,868)

Income before income taxes	908,776	4,055,423	124,715	2,548,015
Income tax expenses (benefit)	(139,733)	(597,926)	3,798	(500,193)
Net Income	769,043	3,457,497	128,513	2,047,822

Net Income	769,043	3,457,497	128,513	2,047,822
Other Comprehensive Income
Foreign currency translation adjustments	(2,163,407)	(247,765)	(2,768,763)	178,555
Comprehensive Income	(1,394,364)	3,209,732	(2,640,250)	2,226,377
Comprehensive (income) loss attributable to noncontrolling interests	-	-	-	-
Comprehensive income attributable to THT Heat Transfer Technology, Inc. common stockholders	$(1,394,364)	$3,209,732	$(2,640,250)	$2,226,377

Earnings per share
Basic and diluted	$0.04	$0.17	$0.01	$0.10
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$769,043	$3,457,497
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	940,683	807,308
Loss (gain) on disposal of property and equipment	16,391	(8,190)
Allowance for doubtful accounts	(1,141,001)	(210,411)
Changes in operating assets and liabilities:
Trade receivables	2,479,712	(1,587,478)
Bills receivable	324,956	(1,063,150)
Other receivables, prepayments and deposits	(1,916,398)	(1,641,477)
Due from shareholder	(4,467)	-
Inventories	1,951,154	(2,793,979)
Retention receivable	620,371	816,963
Accounts payable	(4,417,224)	(725,471)
Other payables and accrued expenses	(4,739,867)	9,939,247
Income taxes payable	(513,601)	(119,622)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,630,248)	6,871,237

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	260,431	580,390
Payments to acquire property, plant and equipment	(23,932)	(258,576)
Proceeds from disposal of property, plant and equipment	-	9,763
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	236,499	331,577
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	11,504,112	14,318,955
Repayment of short-term loans	(9,994,574)	(24,081,878)
Repayment to related parties	(373,340)	-
Repayment of long-term loans	-	(976,292)
Refund of counter guarantee receivable	-	244,073
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,136,198	(10,495,142)
Effect of foreign currency translation on cash and cash equivalents	147,687	140,162
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,109,864)	(3,152,166)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$12,247,508	$9,082,137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,137,644	$5,929,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$35,548	$495,140
Income taxes paid	$632,230	$896,285
NON-CASH INVESTING AND FINANCING ACTIVITIES:
PPE transferred from CIP	$(2,158,950)	$-
CIP transferring into PPE	$2,158,950	$-

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

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of September 30, 2015 and December 31, 2014, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

4. Trade receivables, net

	September 30,	December 31,
	2015	2014
	(Unaudited)

Trade receivables	$47,310,639	$51,395,843
Less: Allowance for doubtful accounts	(7,128,132)	(8,512,850)
	$40,182,507	$42,882,993

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2015 and 2014 is as follows:

	September 30,
	(Unaudited)
	2015	2014

Balance at beginning of period	$8,512,850	$7,106,345
Adjustment of bad debt expense	(1,106,307)	(210,411)
Translation adjustments	(278,411)	(49,396)
Balance at end of period	$7,128,132	$6,846,538

5. Inventories, net

	September 30, 2015	December 31, 2014
	(Unaudited)

Raw materials	$5,541,323	$4,874,061
Work-in-progress	8,641,263	22,887,134
Finished goods	10,958,013	185,212
	25,140,599	27,946,407
Allowance for obsolete inventories	(19,203)	(19,852)

	$25,121,396	$27,926,555

No further allowance for obsolete inventories was recognized during the nine months ended September 30, 2015 and 2014.

6. Income tax

The effective tax rate is -3% and 20% for the three months periods ended September 30, 2015 and 2014, respectively. The effective tax rate is 15% and 15% for the nine months periods ended September 30, 2015 2014, respectively.

7. Property, plant and equipment, net

As of September 30, 2015 and December 31, 2014, property, plant and equipment with net book values of $5,852,928 and $4,621,156, respectively, were pledged as collateral under certain loan arrangements (see Note 9).

8. Land use rights

As of September 30, 2015 and December 31, 2014, land use rights with net book values of $5,734,221 and $986,145 were pledged as collateral under certain loan arrangements (see Note 9).

During the nine months ended September 30, 2015 and 2014, amortization amounted to $96,673and $96,907, respectively.

9. Short-term loans

	September 30, 2015	December 31, 2014
	(Unaudited)

Loan from unrelated party	$8,184,079	$6,508,298
Secured bank loans	5,980,673	6,182,883

	$14,164,752	$12,691,181

Short-term loans from unrelated party

On March 30, 2015, the Company obtained a loan in the amount of RMB 23,094,830(approximately $3,635,000), bearing no interest rate and due on demand, from a third party individual. On April 2, 2015, the Company repaid the loan in full.

On September 2, 2015, the Company obtained a loan in the amount of RMB 12,000,000 (approximately $1,889,000) from a third party individual. The loan is unsecured, bearing no interest rate and due on demand.

Short-term bank loans

The Company’s bank loans carry annual interest from 100% to 110% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company:

	September 30, 2015	December 31, 2014
	(Unaudited)
Property, plant and equipment (Note 7)	$5,852,928	$4,621,156
Land use rights (Note 8)	5,734,221	986,145
Total	$11,587,149	$5,607,301

10. Long-term loans

Long-term loans include the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Unsecured loan	$550,851	$569,476
Total	$550,851	$569,476

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

The Company’s sales revenues by products for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine months ended September 30,
	2015	%	2014	%
	(Unaudited)		(Unaudited)
Plate heat exchanger	$9,977,223	36	$12,072,115	33
Heat exchange unit	9,017,471	32	14,265,444	39
Air-cooled heat exchanger	514,685	2	390,381	1
Shell-and-tube heat exchanger	2,250,253	8	2,616,147	7
Others	6,186,670	22	7,596,699	20
	$27,946,302	100	$36,940,786	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

12. Related party transactions

The related parties consist of as following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zhan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Zhijun Ma	Sales Director
Yongfu Tian	Vice Sales Director
Feng Xu	Factory Director, Manager of production

Due from related parties

As of September 30, 2015 and December 31, 2014, respectively, the Company advanced $28,188 and $24,663 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

Due to related parties

Due to related parties consist of following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Zhigang Xu	$78,693	$81,354
Fucai Zhan	110,171	162,708
Kai Liu	157,386	162,707
Zhijun Ma	-	162,707
Yongfu Tian	78,693	162,707
Feng Xu	-	81,354
	$424,943	$813,537

Amounts owed by the Company represent non-secured and non-interest bearing loans obtained from related parties which are due on demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are SipingJuyuan and Beijing Juyuan.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2015:

•	Sales revenue: Sales revenue decreased by $3.30 million, or 20.71%, to $12.64 million for the three months ended September 30, 2015, from $15.94 million for the same period in 2014.

•	Gross profit: Gross profit decreased by $3.03 million, or 54.15%, to $2.56 million for the three months ended September 30, 2015, from $5.59 million for the same period in 2014.

•

Net income (loss) attributable to stockholders: Net income attributable to our stockholders decreased by $1.92 million, or 93.72%, to $0.13 million for the three months ended September 30, 2015, from $2.05 million for the same period in 2014.

•	Fully diluted net income per share: Fully diluted net income per share was $0.01 for the three months ended September 30, 2015, as compared to $0.10 for the same period in 2014.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	September 30,		$	%
	2015	2014	Change	Change
Sales revenue	$12,641,469	$15,942,714	$(3,301,245)	(20.71)
Cost of sales	(10,079,398)	(10,354,769)	275,371	(2.66)
Gross profit	2,562,071	5,587,945	(3,025,874)	(54.15)
Operating expenses:
Administrative expenses	848,943	871,639	(22,696)	(2.60)
Research and development expenses	456,116	855,751	(399,635)	(46.70)
Selling expenses	1,081,918	1,051,672	30,246	2.88
Total operating expenses	2,386,977	2,779,062	(392,085)	(14.11)
Income from operations	175,094	2,808,883	(2,633,789)	(93.77)
Interest income	2,256	2,497	(241)	(9.65)
Other income	22,668	327	22,341	6,832.11
Finance costs	(2,654)	(263,675)	261,021	(98.99)
Other expense	(72,649)	(17)	(72,632)	427,247.06
Income before income taxes	124,715	2,548,015	(2,423,300)	(95.11)
Income taxes	3,798	(500,193)	503,991	(100.76)
Net income	128,513	2,047,822	(1,919,309)	(93.72)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue decreased by $3.30million, or 20.71%, to $12.64million for the three months ended September 30, 2015, from $15.94 million for the same period in 2014. Such decrease was mainly due to increased orders and offset by decreased unit price. Our sales volume in the three months ended September 30, 2015 amounted to 1,132 units, an increase of 185 units, from 947 units for the same period in 2014. Our product unit price dropped from $16,834.97 per unit to$11,167.38 per unit. The overall decrease in sales revenue was due to market competition and economic slowdown in the third quarter of 2015 compared with the same period in 2014.

The following table shows our sales revenue by product for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
	$	%	$	%
Plate heat exchanger	$5,698,728	45.08	$4,984,483	31.26
Heat exchange unit	3,353,890	26.53	8,159,272	51.18
Air-cooled heat exchanger	514,685	4.07	736	0.00
Shell-and-tube heat exchanger	1,328,326	10.51	415,330	2.61
Others	1,745,840	13.81	2,382,893	14.95
TOTAL	$12,641,469	100.00	$15,942,714	100.00

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales decreased by $0.28 million, or 2.66%, to $10.08 million for the three months ended September 30, 2015, from $10.35 million for the three months ended September 30, 2014. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 79.73% and 64.95% for the three months ended September 30, 2015 and 2014, respectively, an increase of 14.78 percentage points. The increase was mainly attributable to decreased unit price, and increased labor and raw material costs.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased by $3.03 million, or 54.15%, to $2.56 million for the three months ended September 30, 2015, from $5.59 million for the same period in 2014. The decrease in our gross profit was mainly attributable to decreased unit price and increased labor and raw material costs. Gross profit margin for the three months ended September 30, 2015 decreased to 20.27% from 35.05% for the same period in 2014. The decrease in our gross profit margin was mainly attributable to the decrease of sales revenue.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses decreased by $0.02 million, or 2.60%, to $0.85 million for the three months ended September 30, 2015, from $0.87 million for the same period in 2014. Such decrease was attributable to the decrease in bad debt expense. The decrease in bad debt expense was mainly because we adopted methods to improve the collection of overdue receivable. As a percentage of sales revenue, administrative expenses increased to 6.72% for the three months ended September 30, 2015, as compared to 5.47% for the same period in 2014.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses decreased by $0.40 million, or 46.7%, to $0.46 million for the three months ended September 30, 2015, from $0.86 million for the same period in 2014. The decrease in research and development expenses was mainly attributable to the Company’s decision to reduce research and development investment.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by $0.03 million, or 2.88%, to $1.08 million for the three months ended September 30, 2015, from $1.05 million for the same period in 2014.The increase in selling expenses was mainly attributable to increased freight expenses. As a percentage of sales revenue, selling expenses increased to 8.56% for the three months ended September 30, 2015, as compared to 6.60% for the same period in 2014.

Income before income taxes. Income before income taxes decreased by $2.42 million, or 95.11%, to $0.12 million for the three months ended September 30, 2015, from $2.55 million for the same period in 2014. Such decrease was mainly attributable to the decrease in our gross profit.

Income taxes. Our income taxes decreased to income tax benefit of $0.04 million for the three months ended September 30, 2015, from income tax expense of $0.50 million for the same period in 2014, The decrease was mainly attributable to the decrease in our taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $1.92 million, or 93.72%, to $0.13 million for the three months ended September 30, 2015, from $2.05 million for the same period in 2014. As a percentage of sales revenue, our net income attributable to common stockholders was 1.02% and 12.84% for the three months ended September 30, 2015 and 2014, respectively.

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

The following table sets forth key components of our results of operations for the periods indicated.

	Nine months Ended
	September 30,		$	%
	2015	2014	Change	Change
Sales revenue	$27,946,302	$36,940,786	$(8,894,484)	(24.35)
Cost of sales	(21,160,627)	(24,065,042)	(2,904,415)	(12.07)
Gross profit	6,785,675	12,875,744	(6,090,069)	(47.30)
Operating expenses:
Administrative expenses	1,879,139	2,897,520	(1,018,381)	(35.15)
Research and development expenses	1,166,870	2,536,250	(1,369,380)	(53.99)
Selling expenses	2,819,841	3,151,939	(332,098)	(10.54)
Total operating expenses	5,865,850	8,585,709	(2,719,859)	(31.68)
Income from operations	919,825	4,290,035	(3,370,210)	(78.56)
Interest income	8,113	8,660	(547)	(6.32)
Other income	97,946	399,563	(301,617)	(75.49)
Finance costs	(44,459)	(642,835)	598,376	(93.08)
Other expense	(72,649)	-	(72,649)	(100)
Income before income taxes and noncontrolling interests	908,776	4,055,423	(3,146,647)	(77.59)
Income taxes	(139,733)	(597,926)	458,193	(76.63)
Net income before noncontrolling interests	769,043	3,457,497	(2,688,454)	(77.76)
Net loss attributable to noncontrolling interests	-	-	-	-
Net income attributable to THT common stockholders	$769,043	$3,457,497	$(2,688,454)	(77.76)

Sales revenue. Our sales revenue decreased by $8.99 million, or 24.35%, to $27.95 million for the nine months ended September 30, 2015, from $36.94 million for the same period in 2014. Our sales volume in the nine months ended September 30, 2015 amounted to 1,983 units, an decrease of 77 units, from 2,060 units for the same period in 2014.The decrease was caused by decreased demand for our products in consequence of less projects and economic slowdown in the first three quarters of 2015 compared with the same period in 2014.

The following table shows our sales revenue by product for the nine months ended September 30, 2015 and 2014:

	Nine months Ended September 30,
	2015		2014
	$	%	$	%
Plate heat exchanger	$9,977,223	35.70	$12,072,115	32.68
Heat exchange unit	9,017,471	32.27	14,265,444	38.62
Air-cooled heat exchanger	514,685	1.84	390,381	1,06
Shell-and-tube heat exchanger	2,250,253	8.05	2,616,147	7.08
Others	6,186,670	22.14	7,596,699	20.56
TOTAL	$27,946,302	100.00	$36,940,786	100.00

Cost of sales. Our cost of sales decreased by $2.90 million, or 12.07%, to $21.16 million for the nine months ended September 30, 2015, from $24.07 million for the nine months ended September 30, 2014. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 75.72% and 65.14% for the nine months ended September 30, 2015 and 2014, respectively, an increase of 10.57 percentage points. The increase was mainly attributable to decreased orders and unit price, and increased labor and raw material costs.

Gross profit. Our gross profit decreased by $6.09 million, or 47.30%, to $6.79 million for the nine months ended September 30, 2015, from $12.88 million for the same period in 2014. The decrease in our gross profit was mainly attributable to decrease in our sales revenue and increase in labor and raw material costs. The average unit selling price of our products decreased 27.27% to $14,093 in the nine months ended September 30, 2015 from $17,932 in the same period in 2014. Gross profit margin for the nine months ended September 30, 2015 dropped to 24.28% from 34.86% for the same period in 2014. The decrease in our gross profit margin was mainly attributable to the decrease in our sale revenue and gross profit.

Administrative expenses. Our administrative expenses decreased by $1.02 million, or 35.15%, to $1.88 million for the nine months ended September 30, 2015, from $2.90 million for the same period in 2014. As a percentage of sales revenue, administrative expenses decreased to 6.72% for the nine months ended September 30, 2015, as compared to 7.84% for the same period in 2014. The decrease of administrative expenses was attributable to the decrease in bad debt expense. The decrease in bad debt expense was mainly because we adopted methods to improve the collection of overdue receivable.

Research and development expenses. Our research and development expenses decreased by $1.37 million, or 53.99%, to $1.17million for the nine months ended September 30, 2015, from $2.54 million for the same period in 2014. The decrease in research and development expenses was mainly attributable to the Company’s decision to reduce research and development investment.

Selling expenses. Our selling expenses decreased by $0.33 million, or 10.54%, to $2.82 million for the nine months ended September 30, 2015, from $3.15 million for the same period in 2014. Such decrease was mainly attributable to the decrease in travel expenses and salary. As a percentage of sales revenue, selling expenses increased to 10.09% for the nine months ended September 30, 2015, as compared to 8.53% for the same period in 2014.

Income before income taxes. Income before income taxes decreased by $3.15million, or 77.59%, to $0.91 million for the nine months ended September 30, 2015, from $4.06 million for the same period in 2014. Such decrease was mainly attributable to the decrease in our gross profit.

Income taxes. Our income taxes decreased to $0.14 million for the nine months ended September 30, 2015, from $0.60 million for the same period in 2014, as a result of decreased taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $2.69 million, or 77.76%, to $0.77 million for the nine months ended September 30, 2015, from $3.46million for the same period in 2014. As a percentage of sales revenue, our net income attributable to common stockholders was 2.75% and 9.36% for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $8.14 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $7.91 million. We have an approximately $5.98 million credit line from Agricultural Bank of China. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. We have strengthened the management of accounts receivable and modify the terms of payment with customer. Which in turn caused us to increase our allowance for doubtful accounts from a reversal of allowance of $-1.09 million in the nine months ended September 30, 2014 to $-0.09 million in the same period in 2015. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Nine months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(5,630,248)	$6,871,237
Net cash provided by investing activities	236,499	331,577
Net cash provided by (used in) financing activities	1,136,198	(10,495,142)
Effects of exchange rate change in cash	147,687	140,162
Net decrease in cash and cash equivalents	(4,109,864)	(3,152,166)
Cash and cash equivalents at beginning of the period	12,247,508	9,082,137
Cash and cash equivalent at end of the period	$8,137,644	$5,929,971

Operating Activities

Net cash used in operating activities was $5.63 million for the nine months ended September 30, 2015, compared with net cash provided by operating activities of $6.88 million for the same period in 2014. The increase in net cash used in operating activities was mainly attributable to a decrease in accounts payable of $3.69 million, a decrease in other payables and accrued expenses of $14.68 million and a decrease in net income of $2.69 million, offset primarily by an increase in trade receivables of $4.07 million, an increase in bills receivable of $1.39 million and an increase in inventories of $4.75 million.

Investing Activities

Net cash provided by investing activities was $0.24 million for the nine months ended September 30, 2015, compared with $0.33 million in the same period in 2014. The net cash provided by investing activities during the nine months ended September 30, 2015 reduced due to a decrease in change in restricted cash of $0.32 million and offset by an increase in payment to acquire property, plant and equipment of $0.23 million.

Financing Activities

Net cash provided by financing activities was $1.14 million for the nine months ended September 30, 2015, compared with net cash used in financing activities of $10.50 million for the same period in 2014. The decrease in net cash used in financing activities resulted from a decrease in repayment of short-term loan of $14.1 million and offset by a decrease in proceeds from short-term loans of $2.81 million.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity.

	Nine months Ended September 30,
	2015	2014
Construction costs	$-	$531,209
Purchase of equipment	23,932	498,749
Prepayment for land use right	-	-
Total capital expenditures	$23,932	$1,029,958

We estimate that our total capital expenditures in fiscal year 2015 will reach approximately $2.74 million buy the equipment for necessary products used in the nuclear power industry.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. See Note 3to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2015. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2014, which we are still in the process of remediating as of September 30, 2015, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2015, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to continue to meet the listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently traded on the Nasdaq Capita Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with NASDAQ’s listing standards.

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

The letter also disclosed that in the event the Company does not regain compliance with the Bid Price Rule by December 29, 2015, the Company may be eligible for additional time. The Company would be required to meet certain continued listing requirements and the initial listing criteria for The NASDAQ Capital Market except for the bid price requirement and will need to provide written notice of its intention to cure its deficiency during the second compliance period. If it meets these criteria, NASDAQ staff will notify the Company that it has been granted an additional 180 day compliance period. If the Company is not eligible for an additional compliance period, NASDAQ will provide the Company with written notification that its common stock will be subject to delisting. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could also be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of 2015, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16,2015	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
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