Form 10-K
period 2015-12-31
THT Heat Transfer Technology, Inc.
filed 2016-03-30
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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
Yes [   ]      No [X]

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Capital Market) was approximately $15.24 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 20,453,500 shares of the registrant’s common stock outstanding as of March 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THT HEAT TRANSFER TECHNOLOGY, INC.

Annual Report on Form 10-K
Year Ended December 31, 2015

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

We anticipate that growth in the Chinese heat exchanger industry will mainly be driven by the following factors:

  Economic Growth in China. According to the National Bureau of Statistics of the PRC, China’s GDP grew 6.8% in 2015, one of the fastest rates in the world. Because heat exchangers are widely used in various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding, the heat exchanger market benefits from the general growth of the economy.

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

  Environmental Protection. New environmental rules and regulations have helped reduce emissions and energy consumption. Both the Chinese and foreign governments encourage investments in order to reduce energy consumption and emissions. In many applications, industry buyers tend to use heat exchangers instead of simple cooling systems after giving consideration to their efficiency and energy savings. The investment in energy savings and emissions reduction in China was approximately159.78 billion during the twelfth five-year plan. According to the World Nuclear Organization, as of March 2014, China had 7 operating nuclear reactors and 37 reactors in the construction or planning phases.

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

  Large-scale plate heat exchanger used in cold air-conditioning. Large-scale plate heat exchanger used in cold air- conditioning adopts short and complex wave patterns. Large-scale plate heat exchanger used in cold air- conditioning will mainly be used in central cooling, concentrated cooling, heating and power system residue heat recovery, large-scale air conditioning system and interval pressure heat exchange station and other fields.

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

The capacity and utilization of our production lines are set forth below:

Production Line	Current Capacity	2015 Utilization	2014 Utilization
Plate heat exchanger production line (square meters)	300,000	70%	70%
Welding workshop (tons)	3,000	90%	90%
Plate heat exchanger production line (square meters)	200,000	45%	45%

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

The following table sets forth our top ten suppliers in 2015:

Supplier	Raw Materials	Amount (in thousands of U.S. Dollars)
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	2,712,198
Tianjin Jiang Chang Stainless Steel Co., Ltd.	White Steel Plate	2,398,010
Liaoning Xingye Import and Export LLC.	Titanium Plate	1,689,090
Jiangmen Special Stainless Steel Materiasls Co., Ltd.	White Steel Plate	1,087,910
Xi’an Lianyi Rubber Products Co., Ltd.	RubberMat.Spacer	845,160
Tianjing Taigang Daming Metalwork Co., Ltd.	Titanium Plate	639,661
Dashiqiao Petrochemical Machinery Forging Factory	Forging	627,242
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	626,964
Shenyang Jixing Jingye Steel Co., Ltd.	Carbon Steel Pate	503,075
Langfang Shengong Forging Product Co., Ltd.	Forging	490,266

The following table sets forth our top ten suppliers in 2014:

Supplier	Raw Materials	Amount
Tangshan Longteng Steel Co., Ltd.	Round bar steel	4,394,936
Dashiqiao Petrochemical Machinery Forging Factory	Forging	2,721,042
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	2,155,965
Hebei Xuanlong Steel Rolling Co., Ltd.	Angel Iron	1,769,128
Liaoning Xingye Import and Export LLC.	Titanium Plate	1,325,585
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	1,290,267
Tangshan Qicheng Iron and Steel Plant	U-steel	1,273,319
Xi’an Lianyi Rubber Products Co., Ltd.	Rubber Mat. Spacer	1,325,585
Qingdao Puxiang Stainless Steel Co., Ltd.	White Steel Plate	1,290,267
Tianjin Gerui New Metal Co., Ltd.	White Steel Plate	1,273,319

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

The following table sets forth our top ten customers in 2015:

Customer	Main Products	Amount (in thousands of U.S. Dollars) (without VAT)	% of Sales Revenue
Huaxia Hanhua Chemical equipment Co., Ltd.	Plate Heat Exchanger	2,367,181	5%
Qingdao Thermoelectric Engineering Co., Ltd.	Heat Exchanger Unit	1,627,708	4%
Tongfang Ted Inter Science &Technology (Beijing)Co., Ltd.	Plate Heat Exchanger	1,576,746	3%
Guazhou Heating Power Co., Ltd.	Heat Exchanger Unit	1,205,749	3%
Youyu Xincheng Heating Power Co., Ltd.	Heat Exchanger Unit	1,142,951	2%
Taiyuan Heating Company	Plate Heat Exchanger	1,098,716	2%
Heihe Thermal Power Plant	Plate-and-Shell Heat Exchanger	1,000,484	2%
Ningxia Electric Heating Power Co., Ltd.	Heat Exchanger Unit	983,768	2%
Jinan Thermoelectric Engineering Co., Ltd.	Heat Exchanger Unit	895,722	2%
Longji Taihe Industrial(Baoding) Co., Ltd.	Heat Exchanger Unit	879,788	2%

The following table sets forth our top ten customers in 2014:

Customer	Main Products	Amount (without VAT)	% of Sales Revenue
Gansu Red Sun Heating Power Co., Ltd.	Heat Exchanger Unit	3,503,059	5.73
Tengzhou Heating Power Co., Ltd.	Heat Exchanger Unit	2,316,692	3.79
Qitaihe Shantytowns Transformation Office	Spare Part	1,628,545	2.67
Guazhou Heating Power Co., Ltd.	Heat Exchanger Unit	1,473,767	2.41
Great Khingan Energy Development Co., Ltd.	Heat Exchanger Unit	1,251,657	2.05
TongfangCo., Ltd.	Heat Exchanger Unit	1,192,467	1.95
Daerkai Sunshine(Harbin) Thermoelectricity Co., Ltd.	Heat Exchanger Unit	1,170,573	1.92
YouyuXincheng Heating Power Co., Ltd.	Heat Exchanger Unit	1,137,948	1.86
Beijing Spaceflight Changfeng Co., Ltd.	Heat Exchanger Unit	1,075,883	1.76
Xiji Urban and Rural Construction and Environmental Protection Agency	Heat Exchanger Unit	922,110	1.51

Sales and Marketing

As of December 31, 2015, our sales force consisted of 115 experienced sales people organized into four groups based on industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving our customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience. Of the 115 members of our sales staff, 70 are based in Beijing and Siping, and 45 are based in 13 other sales offices throughout 13 different Chinese provinces.

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

Competition

The heat exchanger market in China is very fragmented and competitive. There are over 1,500heat exchanger manufacturers in China, most of which are relatively small in size. As a leading heat exchanger manufacturer in China, we mainly face competition from the leading domestic players including Smart Heat, Shanghai Accessen and Lanzhou Lanshi, as well as the leading international players including Alfa Laval and Aluminium Plant & Vessel Company Limited, or APV, each of whom has a presence in China. The following is a brief summary and analysis of our major competitors:

  Alfa Laval is the largest plate heat exchanger manufacturer in the world. Alfa Laval has the broadest range of products covering application in almost all applicable industries. Since it also produces other industrial products like separators, Alfa Laval is also able to provide customers with integrated solutions of heat exchangers and other industrial products.Alfa Laval is especially strong in providing shell-and-tube heat exchanger products to the food and beverage and pharmaceutical industries. Alfa Laval is our key competitor in almost all industries. As compared to Alfa Laval, we are able to provide products of similar quality at a lower price.

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

  Smart Heat, Inc. is a Chinese manufacturer of heat exchangers. Its production facility is located in Shenyang, Northeast China. Smart Heat manufactures and sells plate heat exchangers, heat exchanger units and heat meters. It used to be the original equipment manufacturer service provider of Sondex, the Denmark manufacturer of plate heat exchangers, who is an especially strong competitor in the oil and gas industry. SmartHeat is more experienced than us in producing heat exchanger units but does not produce shell-and-tube heat exchangers. As compared to SmartHeat, we believe that we have stronger research and development capabilities, a wider range of products and that we have a more established track record in the industry.

  Shanghai Accesses a Chinese manufacturer of heat exchangers with its production facility in Shanghai. It started to produce and sell plate heat exchangers and heat exchanger units under its own brand in 2002 but does not produce shell-and-tube heat exchangers. As compared to Accessen, we believe that we have stronger research and development capabilities and wider range of products. We also believe that we have a more established track record in the industry and that we are much larger than Accessen in terms of production capacity and sales volume.

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

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us,” we have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as then required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. Circular 37 shall apply to any subsequent amendments made by our stockholders after the effective date of Circular 37. However, we cannot predict how Circular 37 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders.

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

Employees

As of December 31, 2015, we employed a total of 630 full-time employees. The following table sets forth the number of employees by function:

Function	Number of Employees
Senior Management	7
Solution design	9
Sales	115
Marketing	130
Procurement	8
Production	150
Quality Control	20
R&D	40
HR &Administration	142
Finance	7
Internal Audit and Control	2
TOTAL	630

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

Approximately 28% of our sales revenue in 2015 came from our top ten customers, with our largest customer, Huaxia Hanhua Chemical equipment Co., Ltd., accounting for approximately 28% of our sales revenue in 2015. If we cease to do business at or above current levels with the top customers or with any other large customers who contribute significantly to our sales revenue, and we are unable to generate additional or substitute sales revenue, our net income would decline considerably.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified material weaknesses. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

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

On July 4, 2014, SAFE issued the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or Circular 37. Circular 37 repeals and Circular 75. Circular 37 regulates the foreign exchange matters in relation to the use of a SPVby PRC residents to seek offshore equity financing and conduct “round trip investment” in China. See Item 1 “Business—Regulation—Circular 37” for a detailed discussion of Circular 37 and its implementation.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Markets which may have an unfavorable impact on our stock price and liquidity.

Our common stock was delisted from Nasdaq Capital Market on January 26, 2016. Since then, our common stock is quoted on the OTC Markets. The OTC Markets is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially. Moreover, the trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price for our common stock or trading volume to decline.

Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

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

ITEM 3.        LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, of business. However, litigation is subject to inherent uncertainties, and an adverse arise from time to time that may harm our business. We are currently not aware of we believe will have a material adverse effect on our business, financial condition,

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

	Closing Prices(1)
	High	Low
Year Ended December 31, 2015
1st Quarter	$0.85	$0.46
2nd Quarter	1.02	0.47
3rd Quarter	1.24	0.85
4th Quarter	1.23	0.94

Year Ended December 31, 2014
1st Quarter	$2.84	$0.79
2nd Quarter	1.69	1.01
3rd Quarter	1.95	1.12
4th Quarter	1.80	1.00

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by finance.yahoo.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 29, 2016, there were approximately 797 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2015 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2015 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2015.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Financial Performance Highlights

The following are some financial highlights for the year:

  Sales revenue: Sales revenue decreased by $15.13 million, or 24.77%, to $45.96 million for 2015, from $61.10 million for 2014.

  Gross profit: Gross profit decreased by $7.35 million, or 39.00%, to $11.50 million for 2015, from $18.85 million for 2014. As a percentage of sales revenue, gross profit decreased by 5.84% to 25.02% for 2015 from 30.86% for 2014.

  Net income attributable to stockholders: Net income attributable to our stockholders decreased by $1.56 million, or 73.24%, to $0.57 million for 2015, from $2.13 million for 2014.

  Fully diluted net income per share: Fully diluted net income per share was $0.03 for 2015, as compared $0.10 for 2014.

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

  China’s Slow Economic Growth. China’s economic growth rate was 6.9% in 2015, weakest in 24 years. The economic slowdown in 2015 has affected several industries we serve, especially the industries with excessive capacity such as petrochemical, metallurgical and shipbuilding industries. A protracted slowdown may impact our operations and business if our adjusted product structure and strategies to expand to serve more sustainable industries did not work as we expected.

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

According to the PRC’s central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25% under the EIT Law. On September 17, 2014, Siping Juyuan was granted the High and New Technology Enterprise status which entitled it to a 15% preferential income tax rate for a period of three years from 2014 to 2017. Beijing Juyuan, being a sino-foreign joint venture enterprise, was entitled to two years’ EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years. This tax holiday commenced in the fiscal year of 2008. Beijing Juyuan was therefore subject to EIT at the rate of 12.5% during the year ended December 31, 2012. Beijing Juyuan ceased to be a sino-foreign joint venture after we acquired 25% equity interest in Beijing Juyuan from Hanyang International GmbH (“Hanyang”), our foreign business partner, in May 2013. Beijing Juyuan was subject to EIT at the standard rate of 25% during the years ended December 31, 2015 and 2014.

See Item 1 “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our PRC subsidiaries.

Results of Operations

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2015 and 2014.

	Year Ended December 31,		$ Change	% Change
	2015	2014
Sales revenue	$45,964,045	$61,097,433	$(15,133,388)	-24.77
Cost of sales	(34,462,534)	(42,243,326)	7,780,792	-18.42
Gross profit	11,501,511	18,854,107	(7,352,596)	-39.00
Operating expenses:
Administrative expenses	4,929,870	7,200,530	(2,270,660)	-31.53
Research and development expenses	2,054,740	2,852,228	(797,488)	-27.96
Selling expenses	4,626,004	5,676,816	(1,050,812)	-18.51
Total operating expenses	11,610,614	15,729,574	(4,118,960)	-26.19
Income from operations	(109,103)	3,124,533	(3,233,636)	-103.49
Interest income	12,418	11,860	558	4.70
Other income	683,771	632,246	51,525	8.15
Finance costs	(84,331)	(741,111)	656,780	-88.62
Investment income	91,604	128,779	(37,175)	(28.87%)
Other expenses	(28,858)	(77,008)	48,150	-62.53
Income before income taxes	565,501	3,079,299	(2,513,798)	-81.64
Income taxes	-	(951,376)	951,376	-100.00
Net income before noncontrolling interests	565,501	2,127,923	(1,562,422)	-73.42
Net income attributable to noncontrolling interests		-
Net income attributable to THT common stockholders	$565,501	$2,127,923	$(1,562,422)	-73,42

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue decreased by $15.13 million, or 24.77%, to $45.96 million in 2015 from $61.10 million in 2014.Our sales volume in 2015 amounted to 3,060 units, a decrease of 196 units, from 3,256 units in 2014.Such decrease was mainly due to decrease in sales orders. Sales revenue from plate heat exchangers increased by $2.83 million, or 15.69%, to $20.90 million in 2015 from $18.07 million in 2014. Sales revenue from heat exchange units decreased by $12.82 million, or 44.82%, to $15.79 million in 2015 from $28.61 million in 2014. Sales revenue from air coolers decreased by $0.74 million, or 59.28%, to $0.51 million in 2015 from $1.25 million in 2014. China’s economic slowdown in 2015 affected several industries we serve, especially the industries with excessive capacity such as petrochemical, metallurgical and shipbuilding industries. Because of the energy conservation and emission reduction policies of China, many projects in petrochemical industry were suspended and delayed with less orders in 2015. Many orders from shipbuilding industry also declined drastically. Although sales revenue from plate heat exchanger increased, the increase was not enough to offset the decreased sales revenue from heat exchange units, air coolers, shell-and-tube heat exchange and other products.

The following table shows our sales revenue by product for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014
	$	%	$	%
Plate heat exchanger	$20,900,957	45	$18,066,105	30
Heat exchange unit	15,787,022	34	28,609,928	47
Air-cooled heat exchanger	509,975	1	1,252,547	2
Shell-and-tube heat exchanger	2,569,986	6	3,026,746	5
Others	6,196,105	13	10,142,107	16
TOTAL	$45,964,045	100	$61,097,433	100

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales decreased by $7.78million, or 18.42%, to $34.46million in 2015 from $42.24 million in 2014. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 74.98% and 69.14% for 2015 and 2014, respectively. The increase was mainly attributable to the increase in unit price of raw materials and the higher labor cost.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased by $7.35 million, or 39.00%, to $11.50 million in 2015 from $18.85 million in 2014. The decrease in our gross profit was mainly attributable to the average sales price per unit decreased by 19.95% year over year, which led to the gross profit margin for 2015 decreased to 25.02% from 30.86% for 2014.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses decreased by $2.27 million, or 31.53%, to $4.93 million in 2015 from $7.20 million in 2014. As a percentage of sales revenue, administrative expenses decreased to10.73% in 2015, as compared to 11.79% in 2014. The decrease in administrative expenses was primarily due to the decrease of bad debt expense. We record an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years. Our account receivables decreased by $4.82 million in 2015 compare to 2014.

We believe our allowance for doubtful accounts is appropriate. We have installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to decrease our allowance for doubtful accounts from $9.08 million in 2014 to $7.69 million in 2015. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. 54% of our customers have been affected by the tightened credit policy and have limited access to capital. We record an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Our allowance of obsolete inventory is also appropriate because we purchase raw materials after we receive purchase orders. Although our customers may delay their payment or delivery schedules which increase our inventories, they do not cancel their orders to cause us classify the delayed inventories as obsolete inventories.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses decreased by $0.80million, or 27.96%, to $2.05 million in 2015 from $2.85 million in 2014. The decrease in research and development expenses was mainly attributable to the company having fewer new projects in process.

The detailed information of the last two years on research and development activities’ expenses are as follows:

	2015	2014	Change	Change %
Material	$1,007,606	$2,036,176	$(1,028,570)	-50.51
Depreciation expense	111,408	144,685	(33,277)	-23.00
Cost	543,666	222,109	321,557	144.77
Salary	392,060	449,258	(57,198)	-12.73
Total	$2,054,740	$2,852,228	$(797,488)	-27.96

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $1.05 million, or 18.51%, to $4.63 million in 2015, from $5.68 million in 2014. The decrease in selling expense was mainly due to the decrease in sales orders. As a percentage of sales revenue, selling expenses increased to 10.06% in 2015, as compared to9.29% in 2014. The increase was mainly attributable to the Company’s effort to develop new customers.

Income before income taxes. Income before income taxes decreased by $2.51 million, or 81.64%, to $0.57 million in 2015, from $3.08 million in 2014. Such decrease was mainly attributable to decreased gross profit.

Income taxes. Our income taxes decreased to $nil in 2015 from $0.95 million in 2014, as a result of decreased taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders decreased by $1.56 million, or 73.42%, to $0.57 million for 2015, from $2.13 million for 2014. As a percentage of sales revenue, our net income attributable to common stockholders was 1.23% and 3.04% for 2015 and 2014, respectively.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $9.68 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $4.76 million. In addition, we have an approximately $5.98 million credit line from Agricultural Bank of China. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Year Ended December 31,
	2015	2014
Net cash provided by operating activities	$4,147,598	$6,120,482
Net cash provided by investing activities	324,529	173,378
Net cash used in financing activities	(6,467,231)	(3,172,950)
Effects of exchange rate change in cash	(572,111)	44,461
Net increase/(decrease) in cash and cash equivalents	(2,567,215)	3,165,371
Cash and cash equivalents at beginning of the year	12,247,508	9,082,137
Cash and cash equivalent at end of the year	$9,680,293	$12,247,508

Operating Activities

Net cash used in operating activities was $4.15 million for 2015, compared with $6.12 million for 2014. The decrease in net cash provided by operating activities was mainly due to the decrease in accounts payables of $3.10 million, other payables and accrued expenses of $5.8 million and other receivables, prepayments and deposits of $3.37 million, partially offset by increase in inventories of $9.67 million.

Investing Activities

Net cash used in investing activities was $0.32 million for 2015, compared with $0.17 million of net cash provided by investing activities for 2014. The increase was mainly due to cash payment of $0.24 million to acquire property, plant and equipment.

Financing Activities

Net cash used in financing activities was $6.47 million for 2015, compared with $3.17 million of net cash used in financing activities for 2014. The increase in net cash used in financing activities was mainly attributable tithe decrease in proceeds of $9.07 million from short-term loans, partially offset by the increase in repayment of $6.23 million of short-term loans.

Short-Term Loans

As of December 31, 2015, the Company has no outstanding short-term bank loan.

Long-Term Loan

In December 2013, the Company obtained a 3-year entrusted loan from a non-financial institution in the amount of $539,233 bearing interest at 3% per annum granted by local government.

As of December 31, 2015, the amounts outstanding of our current portion of long-term bank loans were as follows:

		Interest
Bank	Amount*	Rate	Maturity Date	Duration
Industrial and Commercial Bank of China	539,233	3.0%	December 24, 2016	3 years
TOTAL	$539,233

* Calculated based on the exchange rate of $1 = RMB 6.4907 (December 31, 2015)

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity.

	Year Ended December 31,
	2015	2014
Construction costs	$15,329	$266,376
Purchase of equipment	8,906	-
Total capital expenditures	$24,235	$266,376

We estimate that our total capital expenditures in fiscal year 2016 will reach approximately $0.85 million to acquire the equipment for necessary products used in the nuclear power industry.

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

Allowance for Doubtful Accounts

We present trade receivables, net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. We review a customer’s credit history before extending credit. Our allowance for doubtful accounts was $8.40 million at December 31, 2015 compared to $9.08 million at December 31, 2014. The decrease was due to the following: 1) the strict credit sales policy implemented, 2) significant decrease in our revenue which led to the decrease in our accounts receivable.

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

Income Taxes

Our provision for income taxes is determined using the applicable statutory rate for each jurisdiction. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. Our deferred tax asset was $0.16 million and $0.17 million at December 31, 2015 and 2014, respectively. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. As a result, Management recorded a valuation allowance against the deferred tax asset of $1.41 million and $1.56 million at December 31, 2015 and 2014, respectively. If we reduce the valuation allowance against our available deferred tax asset, our operating results and financial condition will be positively affected in future periods.

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

Net property, plant and equipment totaled $9.67 million and depreciation expense totaled $0.94 million as of and for the year ended December 31, 2015, respectively. Net property, plant and equipment totaled $8.89 million and depreciation expense totaled $0.89 million as of and for the year ended December 31, 2014 respectively.

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

Recent Accounting Pronouncements

See Note 3to our audited consolidated financial statements included elsewhere in this report.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2015 and 2014 begins on page F-1 of this report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2015. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2015 due to the material weaknesses described below, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2015, our internal control over financial reporting was not effective because of the material weaknesses in our internal control over financial reporting described below.

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

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2015, but was not reported.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Guohong Zhao	55	Chairman, Chief Executive Officer and President
Zhigang Xu	44	Interim Chief Financial Officer, Treasurer and Secretary
Yue Cui	55	Vice President of Production
Fucai Zhan	45	Vice President of R&D and Director
Ariel Poppel	63	Director

Mr. Guohong Zhao. Mr. Zhao became our Chairman, Chief Executive Officer and President on June 30, 2009, the day that we consummated our reverse acquisition of Megaway, and has served as the Chairman and CEO of Siping Juyuan since founding the company in 1998. Mr. Zhao has over 10 years’ experience in the heat exchanger industry and over 20 years’ management experience. From 1996 to 1997, he was the Chairman and CEO of Siping City Traffic Safety Equipment Co., Ltd., a manufacturer of traffic safety equipment. Before 1995, he worked in senior positions in China Agriculture Bank, Siping Branch. Zhao graduated from Jilin Province Radio and Television University in 1986, holding a college degree in Economics.

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

Mr. Guohong Zhao. Mr. Zhao is a founder of Siping Juyuan and has served as the Chairman and Chief Executive Officer of Siping Juyuan since its inception in 1998. Mr. Zhao has over 10 years’ experience in the heat exchanger industry and over 20 years’ management experience. He contributes invaluable long-term knowledge of our business and operations and extensive experience in the heat exchanger industry.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Except as set forth below, we believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2015.

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

Board Composition

The Company is governed by a Board of Directors that currently consists of three members: Messrs. Guohong Zhao, Fucai Zhan and Ariel Poppel. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since such procedures were last disclosed.

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2015 and 2014

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Guohong Zhao, Chief Executive Officer	2015	16,819	-	-	-	-	16,819
	2014	16,819	-	-	-	-	16,819

Employment Agreements

We do not have an employment agreement with any of our management.

We have not provide retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2015, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

The following table sets forth the total compensation earned by our directors for their services as directors during fiscal year ended December 31, 2015:

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Guohong Zhao	-	-	-
Fucai Zhan	-	-	-
Jingxun Chen(1)	36,000	-	36,000
To Tsang(2)	24,000	-	24,000
Youjun Lian(3)	12,000	-	12,000
Ariel Poppel	-	-	-

(1)(2)(3) Messrs. Chen, Tsang and Lian resigned as directors on March 25, 2016.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 29, 2016 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, THT Industrial Park, No. 5 Nanhuan Road, Tiexi District, Siping, Jilin Province, 136000, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Guohong Zhao	Chairman and CEO	Common Stock	4,217,804	20.6%
Zhigang Xu	Interim Chief Financial Officer	Common Stock	0	*
Yue Cui	VP of Production	Common Stock	0	*
Fucai Zhan	VP of R&D and Director	Common Stock	0	*
Jingxun Chen(3)	Director	Common Stock	24,667	*
To Tsang(4)	Director	Common Stock	0	*
Youjun Lian(5)	Director	Common Stock	0	*
Ariel Poppel	Director	Common Stock	0	*
All officers and directors as a group (8 persons named above)		Common Stock	4,242,471	20.7%
5% Security Holders
Guohong Zhao		Common Stock	4,217,804	20.6%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 20,453,500 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 29,2016. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)(4)(5) Messrs. Chen, Tsang and Lian resigned as directors on March 25, 2016.

Changes in Control

We are not aware of any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

There have been no transactions since the beginning of the 2014 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at yearend for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”).

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Audit Fees	$120,000	$165,158
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$120,000	$165,158

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Malone Bailey LLP for our financial statements as of and for the year ended December 31, 2015.

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

Date: March 30, 2016

THT HEAT TRANSFER TECHNOLOGY, INC.

By:	/s/Guohong Zhao
Guohong Zhao
Chief Executive Officer

By:	/s/Zhigang Xu
Zhigang Xu
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guohong Zhao	Chairman and Chief Executive Officer	March 30, 2016
Guohong Zhao	(Principal Executive Officer)

/s/ Zhigang Xu	Interim Chief Financial Officer	March 30, 2016
Zhigang Xu	(Principal Financial and Accounting Officer)

/s/ Fucai Zhan	Director	March 30, 2016
Fucai Zhan

/s/ Ariel Poppel	Director	March 30, 2016
Ariel Poppel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
THT Heat Transfer Technology, Inc.

We have audited the accompanying consolidated balance sheets of THT Heat Transfer Technology, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THT Heat Transfer Technology, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 30, 2016

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	December 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$9,680,293	$12,247,508
Restricted cash-current	517,073	550,206
Trade receivables, net	38,058,713	42,882,993
Bills receivable	726,224	2,016,646
Other receivables, prepayments and deposits, net	10,088,586	9,843,238
Due from related parties	39,552	37,338
Inventories, net	19,830,029	27,926,555
Deferred tax assets	159,960	168,932
Total Current Assets	79,100,430	95,673,416

Restricted cash, non-current	369,263	738,168
Retention receivable	1,589,313	1,909,731
Property, plant and equipment, net	9,666,773	8,890,946
Land use rights, net	5,582,690	6,025,000

TOTAL ASSETS	$96,308,469	$113,237,261

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	7,095,303	8,903,510
Other payables and accrued liabilities	19,745,852	24,362,343
Income tax payable	20,097	652,859
Short-term loans	6,176,529	12,691,181
Current maturity of long-term loan	539,233	-
Due to related parties	415,980	813,537
Total Current Liabilities	33,992,994	47,423,430
Non-current liabilities
Long-term loan	-	569,476
Total Long-term Liabilities	-	569,476

Total Liabilities	33,992,994	47,992,906

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at December 31, 2015 and December 31, 2014	20,454	20,454
Additional paid-in capital	26,524,324	26,524,324
Statutory reserve	3,943,474	3,879,564
Retained earnings	29,446,126	28,944,535
Accumulated other comprehensive income	2,381,097	5,875,478
TOTAL SHAREHOLDERS’ EQUITY	62,315,475	65,244,355

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,308,469	113,237,261

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	For the Years Ended December 31,
	2015	2014

Sales revenue	$45,964,045	$61,097,433
Cost of revenue	(34,462,534)	(42,243,326)
Gross Profit	11,501,511	18,854,107

Operating expenses
Administrative expenses	4,929,870	7,200,530
Research and development expenses	2,054,740	2,852,228
Selling expenses	4,626,004	5,676,816
Total Operating Expenses	11,610,614	15,729,574

Income (loss) from operations	(109,103)	3,124,533

Other Income (Expenses)
Interest income	12,418	11,860
Other income	683,771	632,246
Finance costs	(84,331)	(741,111)
Investment income	91,604	128,779
Other expense	(28,858)	(77,008)
Total Other Income (Expenses)	674,604	(45,234)

Income before income taxes	565,501	3,079,299
Income tax expenses	-	(951,376)
Net Income	565,501	2,127,923

Comprehensive Income
Net Income	565,501	2,127,923
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(3,494,381)	(270,039)
Comprehensive Income (Loss)	(2,928,880)	1,857,884

Earnings per common share
Basic and diluted	$0.03	$0.10
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Stated in US dollars)

	Common Stock

					Accumulated Other		Total
			Additional Paid-in		Comprehensive		Shareholders'
	No. of Shares	Amount	Capital	Statutory Reserve	Income	Retained Earnings	Equity
Balance, December 31, 2013	20,453,500	$20,454	$26,524,324	$3,652,538	$6,145,517	$27,043,638	$63,386,471

Net income						2,127,923	2,127,923
Foreign currency translation adjustment					(270,039)		(270,039)
Appropriation to reserve				227,026		(227,026)	-

Balance, December 31, 2014	20,453,500	$20,454	$26,524,324	$3,879,564	$5,875,478	$28,944,535	$65,244,355

Net income						565,501	565,501
Foreign currency translation adjustment					(3,494,381)		(3,494,381)
Appropriation to reserve				63,910		(63,910)	-

Balance, December 31, 2015	20,453,500	$20,454	$26,524,324	$3,943,474	$2,381,097	$29,446,126	$62,315,475

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	For the Year Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$565,501	$2,127,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,108,691	1,091,035
Allowance for doubtful accounts	(109,298)	1,960,689
Loss (gain) on sale of property, plant and equipment	16,102	(40,299)
Changes in operating assets and liabilities:
Trade receivables, net	3,046,818	(270,926)
Bills receivable	1,235,321	(310,379)
Other receivables, prepayments and deposits	(1,071,793)	2,298,302
Inventories, net	6,904,035	(2,769,548)
Retention receivable	228,621	286,240
Due from related parties	(16,912)	(37,338)
Accounts payable	(3,530,425)	(432,103)
Other payables and accrued expenses	(3,604,692)	2,160,331
Income taxes payable	(624,371)	56,555
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,147,598	6,120,482

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	348,276	429,991
Payments to acquire property, plant and equipment	(24,235)	(266,376)
Proceed from disposal of property, plant and equipment	488	9,763
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	324,529	173,378

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	11,756,305	20,827,570
Repayment of short-term loans	(17,853,612)	(24,081,878)
Proceeds from related parties	-	813,577
Repayment of long-term loans	-	(976,292)
Refund of counter guarantee receivable	-	244,073
Repayment to related parties	(369,924)	-

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(6,467,231)	(3,172,950)

Effect of foreign currency translation on cash and cash equivalents	(572,111)	44,461

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,567,215)	3,165,371
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$12,247,508	$9,082,137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,680,293	$12,247,508

Supplementary Disclosures for Cash Flow Information:
Interest paid	$71,280	$590,063
Income taxes paid	$626,444	$1,105,214

Non-cash investing and financial activities:
PPE transferred from CIP	$(2,139,192)	$-
CIP transferring into PPE	$2,139,192	$-
Liabilities assumed in connection with purchase of property, plant and equipment	$2,279,021	$2,263,390

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

On November 30, 2010, Juyuan Heat Equipment (Tianjin) Co., Ltd. (“Tianjin Juyuan”) was established in the PRC, of which SipingJuyuan and Mr. Zhao contributed $1,467,555 and $37,630, respectively, to its registered capital, representing 99.5% and 0.5% equity interest in Tianjin Juyuan, respectively. On September 22, 2011, Tianjin Juyuan was formally dissolved with the approval of the Tianjin Industrial and Commercial Administrative Bureau Baodi Branch.

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

Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, prepayments and deposit, inventories, deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment and land use right. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, bills receivable, restricted cash, and trade and other receivables. As of December 31, 2015 and 2014, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the years ended December 31, 2015 and 2014, the Company did not have any customers that contributed 10% or more to the Company’s sales revenue.

As of December 31, 2015 and 2014, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid, short-term investments that are readily convertible to known amount of cash and have original maturities of three months or less when purchased. The cash equivalent of $3,889,674 and $9,240,390 were included in the balance of cash and cash equivalents as of December 31, 2015 and 2014, respectively.

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

Retention receivable

Retention receivable is the amount withheld by a customer until the warranty period is over. Retention receivables which were expected to be collected within one year of $10,533,304 and $11,462,128 were included in the balance of trade receivables as of December 31, 2015 and 2014, respectively. Retention receivables which were expected to be collected after one year were presented separately as a non-current asset.

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

Depreciation is provided on the straight-line basis (after taking into account the respective estimated residual values) over the estimated useful lives of property, plant and equipment. The principal useful lives and residual value are as follows:

	Estimated useful	Residual value
	lives

Buildings	20 years	5%
Plant and machinery	6 years	5%
Office equipment	2 - 5 years	Nil - 5%
Motor vehicles	3 - 5 years	5%

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2015 and 2014.

Government grants

Government grants include cash subsidies as well as other subsidies received from the PRC government by the subsidiaries of the Company. Such subsidies are generally provided as incentives from the local government to encourage the expansion of local business. The government grant is recognized in the consolidated statements of income and comprehensive income when the relevant performance criteria specified in the grant are met. Grants applicable to purchase of property, plant and equipment and/or encourage research and development activities are credited to deferred income upon receipt and are amortized over the life of depreciable assets.

Revenue recognition

Revenue from sales of the Company’s products is recognized when products are delivered and customer acceptance is made, the sales price is fixed or determinable, no other significant obligations of the Company exist and collection is reasonably assured.

There were no sales returns and allowances for the years ended December 31, 2015 and 2014. The Company does not provide unconditional right of return, pricing protection or any other concessions to its customers. Generally, the Company provides free after-sale service for a period ranging from half year to 1 year. After-sale expense was $51,050 and $46,877 for the years ended December 31, 2015 and 2014, respectively.

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

Rental expenses under operating leases were $10,054 and $17,291 for the years ended December 31, 2015 and 2014, respectively.

Selling expenses

Selling expenses consist primarily of advertising, salaries and transportation costs incurred during the selling activities.

Advertising and transportation expenses are charged to expense as incurred.

Advertising costs amounting to $nil and $1,220 for the years ended December 31, 2015 and 2014, respectively, are included in selling expenses.

Transportation expenses amounting to $924,953 and $1,334,990 for the years ended December 31, 2015 and 2014, respectively, are included in selling expenses.

Research and development expenses

Research and development costs are charged to expense as incurred. Research and development costs for the year ended December 31, 2015 and 2014 were $2,054,740 and $2,852,228, respectively.

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

Comprehensive income

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2015 and 2014, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

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

For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into USD. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulated other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2015 and 2014 were RMB1 for $0.1541 and $0.1627, respectively. The average exchange rates for the years ended December 31, 2015 and 2014 were RMB1 for $0.1608 and $0.1627, respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to USD after the balance sheet date.

Fair value of financial instruments

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.

As of December 31, 2015 and 2014, the carrying amounts of the Company’s financial assets and liabilities (including the current maturity of long-term loan) approximated their fair values due to short maturities or the applicable interest rates approximate the current market rates.

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

There were no dilutive instruments for the years ended December 31, 2015 and 2014. Accordingly, the basic and diluted earnings per share are the same for both reporting periods.

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

Recently issued accounting pronouncements

In July 2015, The FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

4. Restricted cash

	As of December 31,
	2015	2014

Bank deposits held as collateral for performance bonds issued by the banks to customers	$886,336	$1,288,374
Less: current portion	517,073	550,206

Non-current portion	$369,263	$738,168

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

5. Trade receivables, net

	As of December 31,
	2015	2014
Trade receivables	$45,747,802	$51,395,843
Allowance for doubtful accounts	(7,689,089)	(8,512,850)
	$38,058,713	$42,882,993

An analysis of the allowance for doubtful accounts for the years ended December 31, 2015 and 2014 is as follows:

	Year ended December 31,
	2015	2014

Balance at beginning of year	$8,512,850	$7,106,345
Addition (recovery) of bad debt expense, net	(388,002)	1,447,738
Translation adjustments	(435,759)	(41,233)

Balance at end of year	$7,689,089	$8,512,850

6. Other receivables, prepayments and deposits

	As of December 31,
	2015	2014

Advances to employees	$6,211,955	$5,827,744
Deposits for public bid	967,887	442,696
Prepayments to suppliers	3,959,590	4,580,119
Other receivables	235,924	69,672

	11,375,356	10,920,231
Allowance for doubtful accounts	(1,286,770)	(1,076,993)

	$10,088,586	$9,843,238

The advances to employees mainly represent advances for handling selling and logistic activities for the Company in the ordinary course of business.

An analysis of the allowance for doubtful accounts related to other receivables, prepayments to suppliers and deposits for the years ended December 31, 2015 and 2014 is as follows:

	Year ended December 31,
	2015	2014

Balance at beginning of year	$1,076,993	$567,328
Addition of bad debt expense, net	278,704	512,951
Translation adjustments	(68,927)	(3,286)

Balance at end of year	$1,286,770	$1,076,993

7. Inventories

	As of December 31,
	2014	2014
Raw materials	$7,920,917	$4,874,061
Work-in-progress	1,224,069	22,887,134
Finished goods	10,703,842	185,212

	19,848,828	27,946,407
Allowance for obsolete inventories	(18,799)	(19,852)

	$19,830,029	$27,926,555

No allowance for obsolete inventories was provided during the years ended December 31, 2015 and 2014.

8. Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

No provision for U.S. federal and state incomes taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $29.5 million and $28.9 million at December 31, 2015 and 2014, respectively. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

HK

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong profits tax has been made as Star Wealth had no taxable income during the reporting periods.

PRC

SipingJuyuan and Beijing Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As SipingJuyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan ceased to be a sino joint venture after SipingJuyuan acquired 25% equity interest in Beijing Juyuan from Hanyang, the minority foreign business partner, in May 2013. As a result, Beijing Juyuan was subject to EIT at the standard rate of 25% during the years ended December 31, 2015 and 2014.

The components of the provision for income taxes are:

	Year ended December 31,
	2015	2014

Current taxes	$-	$951,376
Deferred taxes	-	-

	$-	$951,376

Reconciliations between the statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2015	2014
U.S. statutory rate	34.00%	34.00%
Foreign income not recognized in the U.S.	-34.00%	-34.00%
PRC enterprise income tax rate	25.00%	25.00%
Effect of tax exemptions and relief granted to the subsidiary	0.00%	-15.73%
Effect of additional deduction on R&D expenses	-23.73%	-13.06%
Effect of expenses not deductible (income taxable) for tax purposes	-4.52%	26.24%
Effect of valuation allowance on deferred income tax assets	3.25%	8.45%
Effective tax rate	0.00%	30.90%

The amount of benefit from Preferential Tax Rate was $nil and $484,521 for the years ended December 31, 2015 and 2014, respectively, and the effect on earnings per share was $nil and $0.02, respectively.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2015 and 2014.

Deferred tax assets as of December 31, 2015 and 2014 are composed of the following:

	As of December 31,
	2015	2014
Short-term
Allowance for doubtful accounts	$1,260,570	$1,361,534
Allowance for obsolete inventories	2,820	2,978
Valuation allowance	(1,103,430)	(1,195,580)
	159,960	168,932
Long-term
Net operating loss carried forward	313,660	367,340
Valuation allowance	(313,660)	(367,340)
Total deferred tax assets	$159,960	$168,932

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized.

9. Property, plant and equipment, net

	As of December 31,
	2015	2014
Cost :
Buildings	$8,063,661	$6,351,835
Plant and machinery	7,119,539	5,743,654
Office equipment	1,162,023	1,175,590
Motor vehicles	572,237	492,233

	16,917,460	13,763,312
Accumulated depreciation	(7,250,687)	(6,990,277)
Construction in progress	-	2,117,911

Net	$9,666,773	$8,890,946

During the reporting periods, depreciation is included in:

	Year ended December 31,
	2015	2014

Cost of sales and overheads of inventories	$587,628	$477,610
Research and development expenses	111,407	144,685
General and administrative expenses	281,938	339,531

	$980,973	$961,826

During the years ended December 31, 2015 and 2014, depreciation expense amounted to $980,973 and $961,826, respectively.

As of December 31, 2015 and 2014, property, plant and equipment with net book values of $5,642,506 and $4,621,156, respectively, were pledged as collateral under certain loan arrangements (see Note 12).

10. Intangible assets

	As of December 31,
	2015	2014

Land use rights	$6,107,870	$6,450,432
Accumulated amortization	(525,180)	(425,432)

	$5,582,690	$6,025,000

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of December 31, 2015 and 2014, certain land use rights were pledged as collateral under certain loan arrangements, respectively (see Note 12).

During the years ended December 31, 2015 and 2014, amortization expense amounted to $127,718 and $129,209, respectively. The estimated amortization expense for each of the five succeeding years from 2015 is approximately $128,000 each year.

11. Other payables and accrued expenses

	As of December 31,
	2015	2014

Receipt in advance from customers	$9,532,334	$15,464,184
Pension payable	553,543	584,589
Salaries payable	347,497	346,196
Deferred income	5,747,896	4,173,603
Other payables and accrued expenses	3,564,582	3,793,771
	$19,745,852	$24,362,343

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third party insurances and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Deferred income represents cash subsidies received from government grants, of which, the amount of $1,124,686 and $1,187,764 as of December 31, 2015 and 2014, respectively, is related to several projects that have been completed but are still subject to the government’s inspection. The Company did not recognize any income for those projects as whether the government support is repayable or not is subject to the inspection results.

12. Short-term loans

Short-term loans include the following:

	As of December 31,
	2015	2014

Loan from unrelated party	$6,176,529	$6,508,298
Secured bank loans	-	6,182,883
	$6,176,529	$12,691,181

Short-term loans from unrelated party

In April 2014, the Company obtained a loan, amounting to $6,176,529, from a third party individual. The loan is unsecured, bearing no interest rate and due on demand.

On March 30, 2015, the Company obtained a loan in the amount of RMB 23,094,830 (approximately $3,635,000), bearing no interest rate and due on demand, from a third party individual. On April 2, 2015, the Company repaid the loan in full.

On September 2, 2015, the Company obtained a loan in the amount of RMB 12,000,000 (approximately $1,930,000) from a third party individual. The loan is unsecured, bearing no interest rate and due on demand. In December 2015, the Company repaid the loan in the amount of RMB11,910,000 (approximately $1,916,000).

Short-term bank loans

The Company’s bank loans carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company:

	As of December 31,
	2015	2014

Property, plant and equipment (Note 9)	$5,642,506	$4,621,156
Land use rights (Note 10)	5,582,690	986,145
	$11,225,196	$5,607,301

As of December 31, 2015, the Company has repaid the secured short-term bank loan in full. The related pledge agreements continue to remain effective until September 2018.

13. Long-term loans

Long-term loans include the following:

	As of December 31,
	2015	2014
Unsecured loan	539,233	569,476
Total	$539,223	$569,476

In December 2013, the Company obtained a 3-year entrusted loan from a non-financial institution in the amount of $572,794 bearing interest at 3% per annum granted by local government. The entrusted unsecured loan will be matured on December 24, 2016.

As of December 31, 2015, the principal payments for long-term loans for the next five years are as follows:

2016	$539,233
Thereafter	-
Total long-term loans	$539,233

14. Statutory reserve

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

15. Other income

	Year ended December 31,
	2015	2014

Investment income	$91,604	$128,779
Government grants	683,771	464,363
Other income	-	167,883

	$775,375	$761,025

16. Finance costs

	Year ended December 31,
	2015	2014
Interest expense	$72,077	$590,063
Bank charges and net exchange loss	12,254	151,048

	$84,331	$741,111

17. Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $63,910 and $288,132 for the years ended December 31, 2015 and 2014, respectively.

18. Commitments and contingencies

As of December 31, 2015 and 2014, the Company had contingencies arising from the division of Old Juyuan Company into SipingJuyuan, New Juyuan Company and JuyuanHanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

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

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of December 31, 2015 and 2014 respectively. The Company believes that a reasonable estimate of the possible loss range from $Nil to approximately $1,757,000 as of December 31, 2015 (2014: from $Nil to approximately $1,757,000).

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

19. Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”. The Company’s sales revenues by products for the years ended December 31, 2015 and 2014 were as follows:

	Year ended December 31,
	2015	%	2014	%

Plate heat exchanger	$20,900,957	45	$18,066,105	30
Heat exchange unit	15,787,022	34	28,609,928	47
Air-cooled heat exchanger	509,975	1	1,252,547	2
Shell-and-tube heat exchanger	2,569,986	6	3,026,746	5
Others	6,196,105	14	10,142,107	16

	$45,964,045	100	$61,097,433	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

20. Related party transactions

The related parties consist of as following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Zhijun Ma	Sales Director
Yongfu Tian	Vice Sales Director
Feng Xu	Factory Director, Manager of production

Due from related parties

As of December 31, 2015 and 2014, respectively, the Company advanced $26,896 and $24,663 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

As of December 31, 2015 and 2014, respectively, the Company advanced $886 and $244 to Fucai Zan for handling selling and logistic activities for the Company in the ordinary course of business.

As of December 31, 2015 and 2014, respectively, the Company advanced $11,770 and $12,431 to Kai Liu for handling selling and logistic activities for the Company in the ordinary course of business.

Due to related parties

Due to related parties consist of the following:

	Year ended December 31,
	2015	2014
Zhigang Xu	$77,033	$81,354
Kai Liu	154,067	162,707
Zhijun Ma	-	162,707
Yongfu Tian	77,033	162,707
Feng Xu	-	81,354
Fucai Zan	107,847	162,708
	$415,980	$813,537

Amounts owed by the Company represent non-secured and non-interest bearing loans obtained from related parties which are due on demand.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of June 30, 2009, by and among the Company, Megaway International Holdings Limited and its sole shareholder [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 7, 2009]

2.2	Share Exchange Agreement, dated as of February 12, 2009, by and among the Company, Sino- America Ventures, Inc. and its shareholders [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009]

2.3	First Amended Joint Plan of Reorganization dated September 29, 2004 [incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10-SB filed on September 21, 2006]

2.4	Order Confirming First Amended Joint Plan of Reorganization dated November 29, 2004 [incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form 10 filed on September 21, 2006]

2.5	Agreement and Plan of Merger, dated as of November 24, 2009, between BTHC VIII, Inc. and THT Heat Transfer Technology, Inc. [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 4, 2009]

3.1	Articles of Incorporation of the Company, as amended to date [incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 4, 2009]

3.2	Bylaws of the Company, as amended to date [incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 4, 2009]

4.1	Form of Registration Rights Agreement [incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 3, 2010]

10.1	Form of Securities Purchase Agreement [incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2010]

10.2	Form of Lockup Agreement [incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2010]

10.3	Form of Make Good Escrow Agreement [incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 3, 2010]

10.4	Form of Right of Co-Sale Agreement [incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 3, 2010]

10.5	Form of Closing Escrow Agreement [incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 3, 2010]

10.6	Independent Director Agreement, dated as of September 25, 2009, by and between the Company and Wenquan Tao [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

10.7	Independent Director Agreement, dated as of September 25, 2009, by and between the Company and To Tsang [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

10.8	Indemnification Agreement, dated as of September 25, 2009, by and between the Company and Wenquan Tao [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

10.9	Indemnification Agreement, dated as of September 25, 2009, by and between the Company and To Tsang [incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

14	Code of Ethics [incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed on September 28, 2009]

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith.