Form 10-Q
period 2016-03-31
THT Heat Transfer Technology, Inc.
filed 2016-05-16
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 16, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended March 31, 2016

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,560,908	$9,680,293
Restricted cash	798,279	517,073
Trade receivables, net	32,132,720	38,058,713
Bills receivable	2,205,606	726,224
Other receivables, prepayments and deposits, net	9,729,096	10,088,586
Due from related parties	30,770	39,552
Inventories, net	20,552,235	19,830,029
Deferred tax assets	511,044	159,960
Total Current Assets	71,520,658	79,100,430

Restricted cash, non-current	369,078	369,263
Retention receivable	1,461,908	1,589,313
Property, plant and equipment, net	9,371,651	9,666,773
Land use rights, net	5,588,959	5,582,690
TOTAL ASSETS	$88,312,254	$96,308,469

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	7,392,386	7,095,303
Other payables and accrued liabilities	18,909,295	19,745,852
Income tax payable	-	20,097
Short-term loans	674,638	6,176,529
Current maturity of long-term loan	542,812	539,233
Due to related parties	418,741	415,980
Total Current Liabilities	27,937,872	33,992,994

TOTAL LIABILITIES	27,937,872	33,992,994

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at March 31, 2016 and December 31, 2015	20,454	20,454
Additional paid-in capital	26,524,324	26,524,324
Statutory reserve	3,943,474	3,943,474
Retained earnings	27,130,718	29,446,126
Accumulated other comprehensive income	2,755,412	2,381,097
TOTAL SHAREHOLDERS’ EQUITY	60,374,382	62,315,475

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,312,254	$96,308,469

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income (Loss)
(Stated in US dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Sales revenue	$4,100,826	$8,173,890
Cost of revenues	(2,972,726)	(5,768,410)
Gross Profit	1,128,100	2,405,480

Operating expenses
General and administrative expenses	1,941,692	302,018
Research and development expenses	419,857	211,325
Selling expenses	1,407,280	812,557
Total Operating Expenses	3,768,829	1,325,900

Income from operations	(2,640,729)	1,079,580

Other Income (Expenses)
Interest income	3,561	3,356
Investment income	2,861	50,745
Finance costs	(18,574)	(38,608)
Other expense	(7,646)	(21,114)
Total Other Expenses	(19,798)	(5,621)

Income (loss) before income taxes	(2,660,527)	1,073,959
Income tax benefits (expenses)	345,119	(160,050)
Net Income (Loss)	(2,315,408)	913,909

Comprehensive Income
Net Income (Loss)	(2,315,408)	913,909
Other Comprehensive Income
Foreign currency translation adjustments	374,315	264,957
Comprehensive Income (Loss)	(1,941,093)	1,178,866

Earnings (loss) per share
Basic and diluted	$(0.11)	$0.04

Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,315,408)	$913,909
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	392,601	274,455
Loss on disposal of property, plant and equipment	-	16,211
Deferred tax assets	(345,119)	-
Allowance for doubtful accounts	1,146,575	(819,888)
Changes in operating assets and liabilities:
Trade receivables	5,466,851	6,542,633
Bills receivable	(1,453,908)	(1,035,075)
Other receivables, prepayments and deposits	(100,870)	(600,067)
Due from related parties	8,918	(4,479)
Inventories	(582,305)	2,330,461
Retention receivable	136,022	(278,655)
Accounts payable	240,103	(4,059,758)
Other payables and accrued expenses	(954,074)	(4,045,304)
Income tax payable	(19,947)	73,625
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,619,439	(691,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(271,283)	11,044
Payments to acquire property, plant and equipment	(1,608)	(14,819)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(272,891)	(3,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	-	3,758,679
Repayment of short-term loans	(5,465,250)	(6,184,493)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(5,465,250)	(2,425,814)

Effect of foreign currency translation on cash and cash equivalents	(683)	29,312

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,119,385)	(3,092,209)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$9,680,293	$12,247,508
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,560,908	$9,155,299

Supplementary Disclosures for Cash Flow Information:
Interest paid	$18,574	$36,013
Income taxes paid	$21,494	$65,265

Non-cash investing and financing activities:
Liabilities assumed in connection with purchase of property, plant and equipment	$6,381	$-

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

3. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto for the year ended December 31, 2015 filed with the SEC in the Company’s Form 10-K on March 30, 2016.

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

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of March 31, 2016 and December 31, 2015, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

Recently issued accounting pronouncements

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in this ASU add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments in this ASU, among other things: (1) clarify the objective of the collectibility criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

4. Trade receivables, net

	March 31,	December 31,
	2016	2015
	(Unaudited)

Trade receivables	$40,506,953	$45,747,802
Less: Allowance for doubtful accounts	(8,374,233)	(7,689,089)
	$32,132,720	$38,058,713

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended
	March 31,
	(Unaudited)
	2016	2015

Balance at beginning of period	$7,689,089	$8,512,850
Adjustment of bad debt expense	625,223	(819,888)
Translation adjustments	59,921	35,327
Balance at end of period	$8,374,233	$7,728,289

5. Inventories, net

	March 31,	December 31,
	2016	2015
	(Unaudited)

Raw materials	$8,989,520	$7,920,917
Work-in-progress	795,963	1,224,069
Finished goods	10,785,675	10,703,842
	20,571,158	19,848,828
Allowance for obsolete inventories	(18,923)	(18,799)
	$20,552,235	$19,830,029

No further allowance for obsolete inventories was recognized during the three months ended March 31, 2016 and 2015.

6. Income tax

The effective tax rate is -13% and 15% for the three months periods ended March 31, 2016 and 2015, respectively.

7. Property, plant and equipment, net

As of March 31, 2016 and December 31, 2015, property, plant and equipment with net book values of $5,587,802 and $5,642,506, respectively, were pledged as collateral under certain loan arrangements (see Note 9).

8. Land use rights

As of March 31, 2016 and December 31, 2015, land use rights with net book values of $5,589,006 and $5,582,690 were pledged as collateral under certain loan arrangements (see Note 9).

During the three months ended March 31, 2016 and 2015, amortization amounted to $30,357 and $32,309, respectively.

9. Short-term bank loans

	March 31,	December 31,
	2016	2015
	(Unaudited)

Loan from unrelated party	$674,638	$6,176,529
	$674,638	$6,176,529

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

On September 2, 2015, the Company obtained a loan in the amount of RMB 12,000,000 (approximately $1,930,000) from a third party individual. The loan is unsecured, bearing no interest rate and due on demand. In December 2015, the Company repaid the loan in the amount of RMB11, 910, 000 (approximately $1,916,000).

For the three months ended March 31, 2016, the Company has repaid the loan in the amount of RMB 35,740,000 (approximately $5,465,000).

Short-term bank loans

The Company’s bank loans carry annual interest from 100% to 120% of the benchmark interest rate published by the People’s Bank of China (the “PBOC”).

The secured bank loans were secured by the following assets of the Company:

	March 31,	December 31,
	2016	2015
	(Unaudited)

Property, plant and equipment (Note 7)	5,587,802	5,642,506
Land use rights (Note 8)	5,589,006	5,582,690
	$11,176,808	$11,225,196

As of December 31, 2015, the Company has fully repaid the secured short-term bank loans it borrowed in previous years. The related pledge agreements continue to remain effective until September 2018.

10. Current maturity of long-term loans

Long-term loans include the following:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Unsecured loan	542,812	539,233
Total	$542,812	$539,233

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

The Company’s sales revenues by products for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	%	2015	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$1,940,078	48	$1,792,633	22
Heat exchange unit	1,519,173	37	3,933,957	48
Shell-and-tube heat exchanger		-	(16,692)	-
Others	641,575	15	2,463,992	30
	$4,100,826	100	$8,173,890	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

12. Related party transactions

The related parties consist of as following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Zhijun Ma	Sales Director
Yongfu Tian	Vice Sales Director
Feng Xu	Factory Director, Manager of production

Due from related parties

As of March 31, 2016 and December 31, 2015, respectively, the Company advanced $18,471 and $26,896 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

As of March 31, 2016 and December 31, 2015, respectively, the Company advanced $450 and $886 to Fucai Zan for handling selling and logistic activities for the Company in the ordinary course of business.

As of March 31, 2016 and December 31, 2015, respectively, the Company advanced $11,849 and $11,770 to Kai Liu for handling selling and logistic activities for the Company in the ordinary course of business.

Due to related parties

Due to related parties consist of following:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Zhigang Xu	77,545	77,033
Fucai Zan	108,562	107,847
Kai Liu	155,089	154,067
Yongfu Tian	77,545	77,033
	$418,741	$415,980

Amounts owed by the Company represent non-secured and non-interest bearing loans obtained from related parties which are due on demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first quarter of 2016:

•	Sales revenue: Sales revenue decreased by $4.07 million, or 49.83%, to $4.10 million for the three months ended March 31, 2016, from $8.17 million for the same period in 2015.

•

Gross profit: Gross profit decreased by $1.28 million, or 53.10%, to $1.13 million for the three months ended March 31, 2016, from $2.41 million for the same period in 2015. As a percentage of sales revenue, gross profit decreased by 1.92% to 27.51% for the three months ended March 31, 2016, from 29.43% for the same period in 2015.

•	Net income: Net income decreased by $3.23 million, or 353.35%, to $(2.32) million for the three months ended March 31, 2016, from $0.91 million for the same period in 2015.

•	Fully diluted net income per share: Fully diluted net income per share was $(0.11) for the three months ended March 31, 2016, as compared $0.04 for the same period in 2015.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	March 31,		$	%
	2016	2015	Change	Change
Sales revenue	$4,100,826	$8,173,890	$(4,073,064)	(49.83)
Cost of sales	(2,972,726)	(5,768,410)	2,795,684	(48.47)
Gross profit	1,128,100	2,405,480	(1,277,380)	(53.10)
Operating expenses:
Administrative expenses	1,941,692	302,018	1,639,674	542.91
Research and development expenses	419,857	211,325	208,532	98.68
Selling expenses	1,407,280	812,557	594,723	73.19
Total operating expenses	3,768,829	1,325,900	2,442,929	184.25
Income (Loss) from operations	(2,640,729)	1,079,580	(3,720,309)	(344.61)
Interest income	3,561	3,356	205	6.11
Investment income	2,861	50,745	(47,884)	(94.36)
Other expenses	(7,646)	(21,114)	(13,468)	(63,79)
Finance costs	(18,574)	(38,608)	(20,034)	(51.89)
Income (loss) before income taxes
	(2,660,527)	1,073,959	(3,734,486)	(347.73)
Income taxes benefits (expense)	345,119	(160,050)	505,169	(315.63)
Net income (loss)	(2,315,408)	913,909	(3,229,317)	(353.35)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue decreased by $4.07 million, or 49.83%, to $4.10 million for the three months ended March 31, 2016, from $8.17 million for the same period in 2015. Our sales volume in the three months ended March 31, 2016 amounted to 332 units, a decrease of 30 units, from 362 units for the same period in 2015. Such decrease was mainly due to the decreased sales revenue from heat exchanger unit and other products in the three months ended March 31, 2016 as compared with the same period in 2015. Sales revenue from plate heat exchangers increased by $0.15 million, or 8.23%, to $1.94 million for the three months ended March 31, 2016, from $1.79 million for the same period in 2015. Sales revenue from heat exchange unit decreased $2.41 million as compared with the same period in 2015. China’s economic slowdown in 2015 and first quarter of 2016 affected several industries we serve, especially the industries with excessive capacity such as petrochemical, metallurgical and shipbuilding industries. Because of the energy conservation and emission reduction policies adopted in China, many projects in petrochemical industry were suspended and delayed with less orders in the first quarter of 2016. Many orders from shipbuilding industry also declined drastically. Although sales revenue from plate heat exchanger increased, the increase was not enough to offset the decreased sales revenue from heat exchange unit and other products.

The following table shows our sales revenue by product for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	$	%	$	%
Plate heat exchanger	$1,940,078	48	$1,792,633	22
Heat exchange unit	1,519,173	37	3,933,957	48
Shell-and-tube heat exchanger	-	-	(16,692)	-
Others	641,575	15	2,463,992	30
TOTAL	$4,100,826	100	$8,173,890	100

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales decreased by $2.80 million, or 48.47%, to $2.97 million for the three months ended March 31, 2016, from $5.77 million for the three months ended March 31, 2015. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 72.49% and 70.57% for the three months ended March 31, 2016 and 2015, respectively, an increase of 1.92 percentage points. The increase was mainly attributable to the increase in unit price of raw material and labor hour rate.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased by $1.28 million, or 53.10%, to $1.13 million for the three months ended March 31, 2016, from $2.41 million for the same period in 2015. The decrease in our gross profit was mainly attributable to decrease in sales revenues. As the average unit selling price of our products decreased by 45% in the three months ended March 31, 2016 in comparison with the same period in 2015, gross profit margin for the three months ended March 31, 2016 dropped to 27.51% from 29.43% for the same period in 2015.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by $1.64 million, or 542.91%, to $1.94 million for the three months ended March 31, 2016, from $0.30 million for the same period in 2015. As a percentage of sales revenue, administrative expenses increased to 47.35% for the three months ended March 31, 2016, as compared to 3.69% for the same period in 2015. The increase in administrative expenses was primarily because the bad debt expense increased by $645,000 resulting from the increase of uncollected accounts receivable with the slowdown of economy and the increase of other general and administrative expenses, such as SAP system installation fee and employee welfare increase by $1 million for the three months ended March 31, 2016.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.21 million, or 98.68%, to $0.42 million for the three months ended March 31, 2016, from $0.21 million for the same period in 2015. The increase in research and development expenses was mainly attributable to a few new products in the process of research and development.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by $0.59 million, or 73.19%, to $1.41 million for the three months ended March 31, 2016, from $0.81 million for the same period in 2015. As a percentage of sales revenue, selling expenses increased to 34.32% for the three months ended March 31, 2016, as compared to 9.94% for the same period in 2015. The increase was mainly due to the increase of products installment expense of $0.45 million and the Company’s effort to develop new customers.

Income before income taxes. Income before income taxes decreased by $3.73 million, or 347.73%, to $(2.66) million for the three months ended March 31, 2016, from $1.07 million for the same period in 2015. Such decrease was mainly attributable to the decrease in sales revenues and increase in operating expenses.

Income taxes. Our income taxes changed to $(0.35) million income tax benefits for the three months ended March 31, 2016, from $0.16 million income tax expenses for the same period in 2015, as a result of net loss in the quarter ended March 31, 2016.

Net income. As a result of the cumulative effect of the foregoing factors, our net income decreased by $3.23 million, or 353.35%, to $(2.32) million for the three months ended March 31, 2016, from $0.91 million for the same period in 2015. As a percentage of sales revenue, our net income was (0.65) % and 11.18% for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $5.56 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $4.76 million. In addition, we have an approximately $5.98 million credit line from Agriculture Bank of China. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from $7.73 million in the three months ended March 31, 2015 to $8.37 million in the same period in 2016. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

Cash Flow

	Three Months Ended March
	31,
	2016	2015
Net cash provided by (used in) operating activities	$1,619,439	$(691,932)
Net cash used in investing activities	(272,891)	(3,775)
Net cash used in financing activities	(5,465,250)	(2,425,814)
Effects of exchange rate change in cash	(683)	29,312
Net decrease in cash and cash equivalents	(4,119,385)	(3,092,209)
Cash and cash equivalents at beginning of the period	9,680,293	12,247,508
Cash and cash equivalent at end of the period	$5,560,908	$9,155,299

Operating Activities

Net cash provided by operating activities was $1.62 million for the three months ended March 31, 2016, compared with $0.69 million used for the same period in 2015. The increase in net cash provided by operating activities was mainly due to the increase of allowance for doubtful account from $(819,888) in 2015 for the three months ended March 31 to $1,146,575 in 2016 for the same period, and the change of accounts payable from $(4,059,758) for the three-months period ended March 31, 2015 to $240,103 for the same period in 2016.

Investing Activities

Net cash used in investing activities was $0.27 million for the three months ended March 31, 2016, compared with $3,775 in the same period in 2015. The increase of net cash provided by investing activities was primarily due to increase in restricted cash of $0.28 million.

Financing Activities

Net cash used in financing activities was $5.47 million for the three months ended March 31, 2016, compared with $2.43 million for the same period in 2015. The increase in net cash used in financing activities resulted from no proceeds from short-term loans for the three months ended March 31, 2016 compared to $3.76 million proceeds from short-term loans for the same period in 2015.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Construction costs	-	8,932
Purchase of equipment	1,608	5,887
Total capital expenditures	$1,608	$14,819

We estimate that our total capital expenditures in fiscal year 2016 will reach approximately $0.85 million to buy the equipment for necessary products used in the nuclear power industry.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2016. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2015, which we are still in the process of remediating as of March 31, 2016, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department, which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2016, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the first quarter of 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the first quarter of 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2016, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2016	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
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