Form 10-Q
period 2016-06-30
THT Heat Transfer Technology, Inc.
filed 2016-08-15
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended June 30, 2016

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,081,670	$9,680,293
Restricted cash	325,976	517,073
Trade receivables, net	33,478,282	38,058,713
Bills receivable	1,527,056	726,224
Other receivables, prepayments and deposits, net	14,184,183	10,088,586
Due from related parties	29,428	39,552
Inventories, net	20,589,482	19,830,029
Deferred tax assets	403,293	159,960
Total Current Assets	75,619,370	79,100,430

Restricted cash, non-current	643,130	369,263
Retention receivable	549,052	1,589,313
Property, plant and equipment, net	8,862,521	9,666,773
Land use rights, net	5,394,607	5,582,690
TOTAL ASSETS	$91,068,680	$96,308,469

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	7,122,248	7,095,303
Other payables and accrued liabilities	19,136,773	19,745,852
Income tax payable	19,808	20,097
Short-term loans	4,816,811	6,176,529
Current maturity of long-term loan	526,839	539,233
Due to related parties	485,283	415,980
Total Current Liabilities	32,107,762	33,992,994

TOTAL LIABILITIES	32,107,762	33,992,994

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at June 30, 2016 and December 31, 2015	20,454	20,454
Additional paid-in capital	26,524,324	26,524,324
Statutory reserve	3,943,474	3,943,474
Retained earnings	27,478,560	29,446,126
Accumulated other comprehensive income	994,106	2,381,097
TOTAL SHAREHOLDERS’ EQUITY	58,960,918	62,315,475

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$91,068,680	$96,308,469

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income (Loss)
(Stated in US dollars)
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015

Sales revenue	$11,917,585	$15,304,833	$7,816,759	$7,130,943
Cost of revenue	(7,464,516)	(11,081,229)	(4,491,790)	(5,312,819)
Gross Profit	4,453,069	4,223,604	3,324,969	1,818,124

Operating expenses
General and administrative expenses	2,510,597	1,030,196	1,057,606	728,178
Research and development expenses	531,901	710,754	112,044	499,429
Selling expenses	3,704,436	1,737,923	1,808,455	925,366
Total Operating Expenses	6,746,934	3,478,873	2,978,105	2,152,973

Income (loss) from operations	(2,293,865)	744,731	346,864	(334,849)

Other Income (Expenses)
Interest income	9,328	5,857	5,767	2,501
Finance costs	(34,722)	(41,805)	(16,148)	(3,197)
Investment income	8,793	-	5,932	-
Other income	91,809	75,278	99,455	45,647
Total Other Income	75,208	39,330	95,006	44,951

Income (loss) before income taxes	(2,218,657)	784,061	441,870	(289,898)
Income tax benefits (expense)	251,091	(143,531)	(94,028)	16,519
Net Income (Loss)	(1,967,566)	640,530	347,842	(273,379)

Comprehensive Income
Net Income (Loss)	(1,967,566)	640,530	347,842	(273,379)
Other Comprehensive Income
Foreign currency translation adjustments	(1,386,991)	605,356	(1,761,306)	340,399
Comprehensive Income (Loss)	(3,354,557)	1,245,886	(1,413,464)	67,020

Earnings (loss) per common share
Basic and Diluted	$(0.10)	$0.03	$0.02	$(0.01)
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,967,566)	$640,530
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	710,398	648,180
Loss on disposal of property, plant and equipment	-	22,337
Deferred tax assets	(251,091)	-
Allowance for doubtful accounts	680,808	(939,772)
Changes in operating assets and liabilities:
Trade receivables	3,090,853	5,543,386
Bills receivable	(831,034)	443,034
Other receivables, prepayments and deposits	(3,783,730)	(1,693,790)
Due from related parties	9,368	(4,503)
Inventories	(1,235,333)	3,169,812
Retention receivable	1,020,317	919,821
Accounts payable	156,860	(5,031,135)
Other payables and accrued expenses	(157,782)	(6,560,191)
Income tax payable	176	(299,370)
NET CASH USED IN OPERATING ACTIVITIES	(2,557,756)	(3,141,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(104,847)	(7,840)
Loan made to third party	(619,704)	-
Payments to acquire property, plant and equipment	(26,020)	(58,306)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(750,571)	(66,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	11,571,429	3,778,110
Repayment of short-term loans	(12,729,135)	(9,994,574)
Repayment to related parties	-	(294,464)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(1,157,706)	(6,510,928)

Effect of foreign currency translation on cash and cash equivalents	(132,590)	47,472

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,598,623)	(9,671,263)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$9,680,293	$12,247,508
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,081,670	$2,576,245

Supplementary Disclosures for Cash Flow Information:
Interest paid	$29,733	$35,826
Income taxes paid	$21,494	$435,422

Non-cash investing and financing activities:
Liabilities assumed in connection with purchase of property, plant and equipment	$31,949	$-

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

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of June 30, 2016 and December 31, 2015, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

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

4. Trade receivables, net

	June 30,	December 31,
	2016	2015
	(Unaudited)
Trade receivables	$41,655,673	$45,747,802
Less: Allowance for doubtful accounts	(8,177,391)	(7,689,089)
	$33,478,282	$38,058,713

An analysis of the change in allowance for doubtful accounts for the six months ended June 30, 2016 and 2015 is as follows:

	Six months ended
	June 30,
	(Unaudited)
	2016	2015
Balance at beginning of period	$7,689,089	$8,512,850
Adjustment of bad debt expense	676,027	(939,772)
Translation adjustments	(187,725)	79,973
Balance at end of period	$8,177,391	$7,653,051

5. Inventories, net

	June 30,	December 31,
	2016	2015
	(Unaudited)

Raw materials	$8,711,228	$7,920,917
Work-in-progress	1,434,906	1,224,069
Finished goods	10,461,714	10,703,842
	20,607,848	19,848,828
Allowance for obsolete inventories	(18,366)	(18,799)
	$20,589,482	$19,830,029

No further allowance for obsolete inventories was recognized during the six months ended June 30, 2016 and 2015.

6. Income tax

The effective tax rate is 21% and -6% for the three months period ended June 30, 2016 and 2015, respectively. The effective tax rate is -11% and 18% for the six months period ended on June 30, 2016 and 2015, respectively.

7. Property, plant and equipment, net

As of June 30, 2016 and December 31, 2015, property, plant and equipment with net book values of $5,342,905 and $5,642,506, respectively, were pledged as collateral under certain loan arrangements (see Note 9).

8. Land use rights

As of June 30, 2016 and December 31, 2015, land use rights with net book values of $5,394,737 and $5,582,690 were pledged as collateral under certain loan arrangements (see Note 9).

During the six months ended June 30, 2016 and 2015, amortization amounted to $60,752 and $64,952, respectively.

9. Short-term bank loans

	June 30,	December 31,
	2016	2015
	(Unaudited)

Loan from unrelated party	$-	$6,176,529
Secured bank loan	4,816,811	-
	$4,816,811	$6,176,529

Short-term loans from unrelated party

The Company had a loan balance of $6,176,529 borrowed from a third party individual as of December 31. 2015. The loan is unsecured, bearing no interest rate and due on demand. During the six months ended June 30, 2016, the Company borrowed an additional RMB $43,099,989 (approximately $6,595,000) and repaid RMB 87,240,000 (approximately $13,350,000) to this individual. The excessive repayment of RMB 4,050,011 (approximately $620,000) represents a loan to this person, with no interest and due on demand, which was included in other receivables, prepayments and deposits, net as of June 30, 2016.

Short-term bank loans

On May 31, 2016, the Company obtained a secured bank loan in the amount of RMB 32,000,000 (approximately $4,817,000) from Agricultural Bank of China. The interest rate is fixed at one year Loan Prime Rate (LPR) on the date immediately prior to the date of loan withdrawal plus 0.485% . The loan will be due in one year.

The secured bank loans were secured by the following assets of the Company:

	June 30,	December 31,
	2016	2015
	(Unaudited)

Property, plant and equipment (Note 7)	5,342,905	5,642,506
Land use rights (Note 8)	5,394,737	5,582,690
	$10,737,642	$11,225,196

10. Current maturity of long-term loans

Long-term loans include the following:

	June 30,	December 31,
	2016	2015
	(Unaudited)
Unsecured loan	526,839	539,233
Total	$526,839	$539,233

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

The Company’s sales revenues by products for the six months ended June 30, 2016 and 2015 were as follows:

		Six months ended June 30,
	2016	%	2015	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$5,075,804	43	$4,278,495	28
Heat exchange unit	4,336,349	36	5,663,581	37
Shell-and-tube heat exchanger	272,023	2	921,927	6
Others	2,233,409	19	4,440,830	29
	$11,917,585	100	$15,304,833	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

12. Related party transactions

The related parties consist of as following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Chief Financial Officer, Treasurer and Secretary
Fucai Zan	Chief Technology Officer
Kai Liu	Chief Engineer, Manager of Market development
Yongfu Tian	Heat & Electricity Department Manager

Due from related parties

As of June 30, 2016 and December 31, 2015, respectively, the Company advanced $17,928 and $26,896 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

As of June 30, 2016 and December 31, 2015, respectively, the Company advanced $0 and $886 to Fucai Zan for handling selling and logistic activities for the Company in the ordinary course of business.

As of June 30, 2016 and December 31, 2015, respectively, the Company advanced $11,500 and $11,770 to Kai Liu for handling selling and logistic activities for the Company in the ordinary course of business.

Due to related parties

Due to related parties consist of following:

	June 30,	December 31,
	2016	2015
	(Unaudited)
Zhigang Xu	184,232	77,033
Fucai Zan	150,525	107,847
Kai Liu	75,263	154,067
Yongfu Tian	75,263	77,033
	$485,283	$415,980

Amounts owed by the Company represent non-secured and non-interest bearing loans obtained from related parties which are due on demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2016:

•	Sales revenue: Sales revenue increased by $0.69 million, or 9.62%, to $7.82 million for the three months ended June 30, 2016, from $7.13 million for the same period in 2015.

•	Gross profit: Gross profit increased by $1.51 million, or 82.88%, to $3.32 million for the three months ended June 30, 2016, from $1.82 million for the same period in 2015. As a percentage of sales revenue, gross profit increased by 17.04% to 42.54% for the three months ended June 30, 2016, from 25.50% for the same period in 2015.

•	Net income attributable to stockholders: Net income attributable to our stockholders increased by $0.62 million, or 227.24%, to a net income of $0.35 million for the three months ended June 30, 2016, from a net loss of $0.27 million for the same period in 2015.

•	Fully diluted net income per share: Fully diluted net income per share was $0.02 for the three months ended June 30, 2016, as compared to fully diluted net loss per share of $0.01 for the same period in 2015.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	June 30,		$	%
	2016	2015	Change	Change
Sales revenue	$7,816,759	$7,130,943	$685,816	9.62
Cost of sales	(4,491,790)	(5,312,819)	(821,029)	(15.45)
Gross profit	3,324,969	1,818,124	1,506,845	82.88
Operating expenses:
Administrative expenses	1,057,606	728,178	329,428	45.24
Research and development expenses	112,044	499,429	(387,385)	(77.57)
Selling expenses	1,808,455	925,366	883,089	95.43
Total operating expenses	2,978,105	2,152,973	825,132	38.33
Income (loss) from operations	346,864	(334,849)	681,713	203.59
Interest income	5,767	2,501	3,266	130.59
Investment income	5,932	-	5,932	100.00
Other income	99,455	45,647	53,808	117.88
Finance costs	(16,148)	(3,197)	12,951	405.10
Income (loss) before income taxes	441,870	(289,898)	731,768	252.42
Income taxes benefits (expense)	(94,028)	16,519	(110,547)	(669.21)
Net income (loss)	347,842	(273,379)	621,221	(227.24)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $0.69 million, or 9.62%, to $7.82 million for the three months ended June 30, 2016, from $7.13 million for the same period in 2015. Our sales volume in the three months ended June 30, 2016 amounted to 503 units, an increase of 14 units, from 489 units for the same period in 2015. Sales revenue from plate heat exchangers increased by $0.65 million, or 26.14%, to $3.14 million for the three months ended June 30, 2016, from $2.49 million for the same period in 2015. Sales revenue from heat exchange unit increased $1.09 million as compared with the same period in 2015. We have made great efforts to develop more customers around the country in the quarter, though the sales of shell-and-tube heat exchanger and other products did no improve, the sales of our main products - plate heat exchanger and heat exchange units increased which led to the improved total sales.

The following table shows our sales revenue by product for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
	$	%	$	%
Plate heat exchanger	$3,135,726	40.12	$2,485,862	34.86
Heat exchange unit	2,817,176	36.04	1,729,624	24.26
Shell-and-tube heat exchanger	272,023	3.48	938,619	13.16
Others	1,591,834	20.36	1,976,838	27.72
TOTAL	$7,816,759	100	$7,130,943	100

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales decreased by $0.82 million, or 15.45%, to $4.49 million for the three months ended June 30, 2016, from $5.31 million for the three months ended June 30, 2015. The decrease in the cost of sales was caused by the following reasons: (1) a reduction in number of factory employees has led to lower labor cost, and (2) we disassembled some old finished goods and used the parts on the latest one, which led to lower material cost. Cost of sales as a percentage of sales revenue were 57.46% and 74.50% for the three months ended June 30, 2016 and 2015, respectively, a decrease of 17.04 percentage points. The decrease was mainly attributable to the increase in revenue and decrease in the labor cost and material cost.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by $1.51 million, or 82.88%, to $3.32 million for the three months ended June 30, 2016, from $1.82 million for the same period in 2015. The increase in our gross profit was mainly attributable to increase in sales revenues and decrease in cost of sales. As the average unit selling price of our products increased by 6.57% in the three months ended June 30, 2016 in comparison with the same period in 2015, gross profit margin for the three months ended June 30, 2016 increased to 42.54% from 25.50% for the same period in 2015. The increase in our gross profit margin was mainly attributable to the decrease in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by $0.33 million, or 45.24%, to $1.06 million for the three months ended June 30, 2016, from $0.73 million for the same period in 2015. As a percentage of sales revenue, administrative expenses increased to 13.53% for the three months ended June 30, 2016, as compared to 10.21% for the same period in 2015. The increase in administrative expenses was resulted from recognition of more bad debt expense for the six months ended on June 30, 2016 as the economy became worse for the industry. The increase due to bad debt recognition was offset by a decrease of wage expenses, as we have laid off some employees during the period.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses decreased by $0.39 million, or 77.57%, to $0.11 million for the three months ended June 30, 2016, from $0.50 million for the same period in 2015. The decrease in research and development expenses was mainly attributable to fewer new products in the process of research and development during the three month period in 2016.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by $0.88 million, or 95.43%, to $1.81 million for the three months ended June 30, 2016, from $0.93 million for the same period in 2015. As a percentage of sales revenue, selling expenses increased to 23.14% for the three months ended June 30, 2016, as compared to 12.98% for the same period in 2015. The increase was mainly attributable to the Company’s effort to develop new customers, as such, more travelling expense has been incurred.

Income before income taxes. Income before income taxes increased by $0.73 million, or 252.42%, to $0.44 million for the three months ended June 30, 2016, from loss before taxes of $0.29 million for the same period in 2015. Such increase was mainly attributable to the increase in sales revenues.

Income taxes. Our income tax expense increased to $0.09 million for the three months ended June 30, 2016, from income tax benefit of $0.02 million for the same period in 2015, as a result of the increased taxable income.

Net income. As a result of the cumulative effect of the foregoing factors, our net income increased by $0.62 million, or 227.24%, to an income of $0.35 million for the three months ended June 30, 2016, from a loss of $0.27 million for the same period in 2015. As a percentage of sales revenue, our net income (loss) was 4.45 % and (3.83) % for the three months ended June 30, 2016 and 2015, respectively.

Comparison of Six Months Ended June 30, 2016 and June 30, 2015

The following table sets forth key components of our results of operations for the periods indicated.

	Six Months Ended
	June 30,		$	%
	2016	2015	Change	Change
Sales revenue	$11,917,585	$15,304,833	$(3,387,248)	(22.13)
Cost of sales	(7,464,516)	(11,081,229)	(3,616,713)	(32.64)
Gross profit	4,453,069	4,223,604	229,465	5.43
Operating expenses:
Administrative expenses	2,510,597	1,030,196	1,480,401	143.70
Research and development expenses	531,901	710,754	(178,853)	(25.16)
Selling expenses	3,704,436	1,737,923	1,966,513	113.15
Total operating expenses	6,746,934	3,478,873	3,268,061	93.94
Income (loss) from operations	(2,293,865)	744,731	(3,038,596)	(408.01)
Interest income	9,328	5,857	3,471	59.26
Other income	91,809	75,278	16,531	21.96
Investment income	8,793	-	8,793	100.00
Finance costs	(34,722)	(41,805)	(7,083)	(16.94)
Income (loss) before income taxes	(2,218,657)	784,061	(3,002,718)	(382.97)
Income taxes benefits (expense)	251,091	(143,531)	394,622	274.94
Net income (loss)	(1,967,566)	640,530	(2,608,096)	(407.18)

Sales revenue. Our sales revenue decreased by $3.39 million, or 22.13%, to $11.92 million for the six months ended June 30, 2016, from $15.30 million for the same period in 2015. Our sales volume in the six months ended June 30, 2016 amounted to 835 units, a decrease of 16 units, from 851 units for the same period in 2015. Sales revenue from plate heat shorexchangers increased by $0.80 million, or 18.64%, to $5.08 million for the six months ended June 30, 2016, from $4.28 million for the same period in 2015. Sales revenue from heat exchange unit decreased $1.33 million as compared with the same period in 2015. China’s economic slowdown in 2015 and first half year of 2016 affected several industries we serve, especially the industries with excessive capacity such as petrochemical, metallurgical and shipbuilding industries. Because of the energy conservation and emission reduction policies adopted in China, many projects in petrochemical industry were suspended and delayed with less orders in the first half of 2016. Many orders from shipbuilding industry also declined drastically. Although sales revenue from plate heat exchanger increased, the increase was not enough to offset the decreased sales revenue from heat exchange unit, and other products.

The following table shows our sales revenue by product for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	$	%	$	%
Plate heat exchanger	$5,075,804	42.59	$4,278,495	27.96
Heat exchange unit	4,336,349	36.39	5,663,581	37.01
Shell-and-tube heat exchanger	272,023	2.28	921,927	6.02
Others	2,233,409	18.74	4,440,830	29.02
TOTAL	$11,917,585	100	$15,304,833	100

Cost of sales. Our cost of sales decreased by $3.62 million, or 32.64%, to $7.46 million for the six months ended June 30, 2016, from $11.08 million for the six months ended June 30, 2015. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 62.63% and 72.40% for the six months ended June 30, 2016 and 2015, respectively, a decrease of 9.77 percentage points. The decrease was mainly attributable to the decrease in labor costs and raw material costs.

Gross profit. Our gross profit increased by $0.23 million, or 5.43%, to $4.45 million for the six months ended June 30, 2016, from $4.22 million for the same period in 2015. The increase in our gross profit was mainly attributable to decrease in cost of revenues. As the average unit selling price of our products decreased by 20.64% in the six months ended June 30, 2016 in comparison with the same period in 2015, gross profit margin for the six months ended June 30, 2016 increased to 37.37% from 27.60% for the same period in 2015. The increase in our gross profit margin was mainly attributable to the decrease in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses increased by $1.48 million, or 143.70%, to $2.51 million for the six months ended June 30, 2016, from $1.03 million for the same period in 2015. As a percentage of sales revenue, administrative expenses increased to 21.07% for the six months ended June 30, 2016, as compared to 6.73% for the same period in 2015. The increase in administrative expenses was mainly due to the following reasons: (1) bad debt expense increased by $0.68 million resulting from the increase of uncollected accounts receivable with the slowdown of economy and (2) other general and administrative expenses, such as SAP system installation fees, increased by $1 million during the six months ended June 30, 2016.

Research and development expenses. Our research and development expenses decreased by $0.18 million, or 25.16%, to $0.53 million for the six months ended June 30, 2016, from $0.71 million for the same period in 2015. The decrease in research and development expenses was mainly attributable to fewer new products in the process of research and development.

Selling expenses. Our selling expenses increased by $1.97 million, or 113.15%, to $3.70 million for the six months ended June 30, 2016, from $1.74 million for the same period in 2015. As a percentage of sales revenue, selling expenses increased to 31.08% for the six months ended June 30, 2016, as compared to 11.36% for the same period in 2015. The increase was mainly attributable to the Company’s efforts to develop new customers.

Income before income taxes. Income before income taxes decreased by $3.00 million, or 382.97%, to a loss of $2.22 million for the six months ended June 30, 2016, from an income of $0.78 million for the same period in 2015. Such decrease was mainly attributable to the decrease in sales revenues.

Income taxes. Our income taxes expense decreased by $0.39 million, to a tax benefit of $0.25 million for the six months ended June 30, 2016, from a tax expense of $0.14 million for the same period in 2015, as a result of the decreased taxable income.

Net income. As a result of the cumulative effect of the foregoing factors, our net income decreased by $2.61 million, or 407.18%, to a net loss of $1.97 million for the six months ended June 30, 2016, from a net income of $0.64 million for the same period in 2015. As a percentage of sales revenue, our net income (loss) was (16.51) % and 4.19% for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $5.08 million, primarily consisting of cash on hand and demand deposits. In addition, we have an approximately $5.72 million credit line from Agriculture Bank of China. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from $7.65 million in the six months ended June 30, 2015 to $8.18 million in the same period in 2016. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(2,557,756)	$(3,141,661)
Net cash used in investing activities	(750,571)	(66,146)
Net cash used in financing activities	(1,157,706)	(6,510,928)
Effects of exchange rate change in cash	(132,590)	47,472
Net decrease in cash and cash equivalents	(4,598,623)	(9,671,263)
Cash and cash equivalents at beginning of the period	9,680,293	12,247,508
Cash and cash equivalent at end of the period	$5,081,670	$2,576,245

Operating Activities

Net cash used in operating activities was $2.56 million for the six months ended June 30, 2016, compared with $3.14 million used for the same period in 2015. The decrease in net cash used in operating activities was mainly due to the change of other payables and accrued expenses, from an outflow of $6.56 million for the six months ended June 30, 2015 to an outflow of $0.16 million in 2016 for the same period, and the change of accounts payable, from an outflow of $5.03 million for the six months period ended June 30, 2015 to an inflow of $0.16 million for the same period in 2016, offset by the change in other receivables, from an outflow of $1.69 million for the six months ended June 30, 2015, to an outflow of $3.78 million in 2016 for the same period, and the change of inventories, from an inflow of $3.17 million for the six months ended June 30, 2015, to an outflow of $1.24 million in 2016 for the same period.

Investing Activities

Net cash used in investing activities was $0.75 million for the six months ended June 30, 2016, compared with $0.66 million in the same period in 2015. The increase of net cash used in investing activities during the period ended June 30, 2016 was primarily due to the proceed paid to third parties and payment made for property, plant and equipment.

Financing Activities

Net cash used in financing activities was $1.16 million for the six months ended June 30, 2016, compared with $6.51 million for the same period in 2015. The decrease in net cash used in financing activities was primarily due to the increase of $7.79 million proceeds from short-term loans. We incurred $11.57 million borrowings of short-term loans for the six months ended June 30, 2016 compared to $3.78 million borrowings from short-term loans for the same period in 2015.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Six Months Ended June 30,
	2016	2015
Construction costs	20,049	350,000
Prepayment for land use right	-	-
Purchase of equipment	5,971	8,601
Total capital expenditures	26,020	358,601

We estimate that our total capital expenditures in fiscal year 2016 will reach approximately $0.85 million to buy the equipment for necessary products used in the nuclear power industry.

Obligations under Material Contracts

Except with respect to the loan obligations disclosed above, we have no material obligations to pay cash or deliver cash to any other party.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues usually increase over each quarter of the calendar year with the second quarter usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2016. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2015, which we are still in the process of remediating as of June 30, 2016, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department, which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2016, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, and cash flow or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the second quarter of 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of 2016, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2016	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
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