Form 10-Q
period 2016-09-30
THT Heat Transfer Technology, Inc.
filed 2016-11-14
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

_______________________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended September 30, 2016

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,018,981	$9,680,293
Restricted cash	639,134	517,073
Trade receivables, net	31,759,744	38,058,713
Bills receivable	1,992,752	726,224
Other receivables, prepayments and deposits, net	12,750,074	10,088,586
Due from related parties	53,490	39,552
Inventories, net	28,811,594	19,830,029
Deferred tax assets	426,454	159,960
Total Current Assets	81,452,223	79,100,430

Restricted cash, non-current	338,917	369,263
Retention receivable	869,878	1,589,313
Property, plant and equipment, net	9,006,824	9,666,773
Land use rights, net	5,343,810	5,582,690
TOTAL ASSETS	$97,011,652	$96,308,469

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	10,338,222	7,095,303
Other payables and accrued liabilities	22,117,406	19,745,852
Income tax payable	19,731	20,097
Short-term loans	4,798,033	6,176,529
Current maturity of long-term loan	524,785	539,233
Due to related parties	374,846	415,980
Total Current Liabilities	38,173,023	33,992,994

TOTAL LIABILITIES	38,173,023	33,992,994

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at September 30, 2016 and December 31, 2015	20,454	20,454
Additional paid-in capital	26,524,324	26,524,324
Statutory reserve	3,943,474	3,943,474
Retained earnings	27,618,336	29,446,126
Accumulated other comprehensive income	732,041	2,381,097
TOTAL SHAREHOLDERS’ EQUITY	58,838,629	62,315,475

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,011,652	$96,308,469

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income (Loss)
(Stated in US dollars)
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales revenue	$20,762,886	$27,946,302	$8,845,301	$12,641,469
Cost of revenue	(13,066,894)	(21,160,627)	(5,602,378)	(10,079,398)
Gross Profit	7,695,992	6,785,675	3,242,923	2,562,071

Operating expenses
General and administrative expenses	4,153,756	1,879,139	1,643,159	848,943
Research and development expenses	1,139,973	1,166,870	608,072	456,116
Selling expenses	4,498,080	2,819,841	793,644	1,081,918
Total Operating Expenses	9,791,809	5,865,850	3,044,875	2,386,977

Income (loss) from operations	(2,095,817)	919,825	198,048	175,094

Other Income (Expenses)
Interest income	13,335	8,113	4,007	2,256
Finance costs	(97,217)	(44,459)	(62,495)	(2,654)
Other expense	(72,904)	(72,649)	(65,253)	(72,649)
Investment income	20,972	52,404	12,179	1,397
Other income	129,349	45,542	29,889	21,271
Total Other Expenses	(6,465)	(11,049)	(81,673)	(50,379)

Income (loss) before income taxes	(2,102,282)	908,776	116,375	124,715
Income tax benefits (expense)	274,492	(139,733)	23,401	3,798
Net Income (Loss)	(1,827,790)	769,043	139,776	128,513

Comprehensive Income
Net Income (Loss)	(1,827,790)	769,043	139,776	128,513
Other Comprehensive Income
Foreign currency translation adjustments	(1,649,056)	(2,163,407)	(262,065)	(2,768,763)
Comprehensive Loss	(3,476,846)	(1,394,364)	(122,289)	(2,640,250)

Earnings (loss) per common share
Basic and diluted	$(0.09)	$0.04	$0.01	$0.01
Weighted average number of shares outstanding Basic and diluted	20,453,500	20,453,500	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,827,790)	$769,043
Adjustments to reconcile net income (loss) to net cash used in operating activities:	-
Depreciation and amortization	1,026,090	940,683
Deferred tax assets	(274,492)	-
Allowance for doubtful accounts	810,583	(1,141,001)
Loss on disposal of property, plant and equipment	-	16,391
Changes in operating assets and liabilities:
Trade receivables, net	4,625,691	2,479,712
Bills receivable	(1,303,617)	324,956
Other receivables, prepayments and deposits	(2,080,927)	(1,916,398)
Inventories, net	(9,643,311)	1,951,154
Retention receivable	686,131	620,371
Due from related parties	(15,202)	(4,467)
Accounts payable	2,997,828	(4,417,224)
Other payables and accrued expenses	2,940,391	(4,739,867)
Income tax payable	175	(513,601)
NET CASH USED IN OPERATING ACTIVITIES	(2,058,450)	(5,630,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(117,046)	260,431
Loans made to others	(975,743)	-
Proceed from disposal of property, plant, and equipment	724	-
Payments to acquire property, plant and equipment	(47,589)	(23,932)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,139,654)	236,499

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	12,781,187	11,504,112
Repayment of short-term loans	(14,010,820)	(9,994,574)
Proceeds from related parties	45,598
Repayment to related parties	(75,997)	(373,340)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,260,032)	1,136,198

Effect of foreign currency translation on cash and cash equivalents	(203,176)	147,687

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,661,312)	(4,109,864)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$9,680,293	$12,247,508
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,018,981	$8,137,644

Supplementary Disclosures for Cash Flow Information:
Interest paid	$97,114	$35,548
Income taxes paid	$21,494	$632,230
Non-cash investing and financing activities:
Liabilities assumed in connection with purchase of property, plant and equipment	$482,269	$-
Construction in progress transferred into property, plant and equipment	$-	$2,158,950

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

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of September 30, 2016 and December 31, 2015, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments in this ASU, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. These amendments provide cash flow statement classification guidance for: 1. Debt Prepayment or Debt Extinguishment Costs; 2. Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; 3. Contingent Consideration Payments Made after a Business Combination; 4. Proceeds from the Settlement of Insurance Claims; 5. Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; 6. Distributions Received from Equity Method Investees; 7. Beneficial Interests in Securitization Transactions; and 8. Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In September 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

4. Trade receivables, net

	September 30,	December 31,
	2016	2015
	(Unaudited)
Trade receivables	$39,946,199	$45,747,802
Less: Allowance for doubtful accounts	(8,186,455)	(7,689,089)
	$31,759,744	$38,058,713

An analysis of the change in allowance for doubtful accounts for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine months ended
	September 30,
	(Unaudited)
	2016	2015
Balance at beginning of period	$7,689,089	$8,512,850
Adjustment of bad debt expense	725,909	(1,106,307)
Translation adjustments	(228,543)	(278,411)
Balance at end of period	$8,186,455	$7,128,132

5. Inventories, net

	September 30,	December 31,
	2016	2015
	(Unaudited)

Raw materials	$11,085,930	$7,920,917
Work-in-progress	1,504,659	1,224,069
Finished goods	16,239,300	10,703,842
	28,829,889	19,848,828
Allowance for obsolete inventories	(18,295)	(18,799)
	$28,811,594	$19,830,029

No further allowance for obsolete inventories was recognized during the nine months ended September 30, 2016 and 2015.

6. Income taxes

The effective tax rate is -20% and -3% for the three months period ended September 30, 2016 and 2015, respectively. The effective tax rate is 13% and 15% for the nine months period ended on September 30, 2016 and 2015, respectively.

7. Property, plant and equipment, net

As of September 30, 2016 and December 31, 2015, property, plant and equipment with net book values of $5,237,409 and $5,642,506, respectively, were pledged as collateral under certain loan arrangements (see Note 9).

8. Land use rights

As of September 30, 2016 and December 31, 2015, land use rights with net book values of $5,343,810 and 5,582,690 were pledged as collateral under certain loan arrangements (see Note 9).

During the nine months ended September 30, 2016 and 2015, amortization amounted to $90,522 and $96,673, respectively.

9. Short-term bank loans

	September 30,	December 31,
	2016	2015
	(Unaudited)

Loan from unrelated party	$-	$6,176,529
Secured bank loan	4,798,033	-
	$4,798,033	$6,176,529

Short-term loans from unrelated party

The Company had a loan balance of $6,176,529 borrowed from an individual as of December 31, 2015. The loan is unsecured, bearing no interest rate and due on demand. During the nine months ended on September 30, 2016, the Company borrowed additional funds in the amount of RMB52,089,989 (approximately $7,917,374) and repaid RMB92,179,989 (approximately $14,010,820). The loan was repaid in full as of September 30, 2016. The Company also made a loan of RMB6,419,611 (approximately $975,743) to this individual during the nine months ended on September 30, 2016. The loan bears no interest and is due on demand, which was included in other receivables, prepayments and deposits, net as of September 30, 2016.

Short-term bank loans

On May 31, 2016, the Company obtained a secured bank loan in the amount of RMB32,000,000 (approximately $4,798,033) from Agricultural Bank of China. The interest rate is fixed at one year Loan Prime Rate (LPR) on the date immediately prior to the date of loan withdrawal plus 0.485% . The loan will be due in one year.

The secured bank loans were secured by the following assets of the Company:

	September 30,	December 31,
	2016	2015
	(Unaudited)

Property, plant and equipment (Note 7)	5,237,409	5,642,506
Land use rights (Note 8)	5,343,810	5,582,690
	$10,581,219	$11,225,196

10. Current maturity of long-term loans

Long-term loans include the following:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Unsecured loan	524,785	539,233
Total	$524,785	$539,233

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

The Company’s sales revenues by products for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine months ended September 30,
	2016	%	2015	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$9,867,781	47.52	$9,977,223	35.70
Heat exchange unit	6,929,784	33.38	9,017,471	32.27
Shell-and-tube heat exchanger	270,212	1.30	2,250,253	8.05
Air-cooled heat exchanger		0.00	514,685	1.84
Others	3,695,109	17.80	6,186,670	22.14
	$20,762,886	100	$27,946,302	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

12. Related party transactions

The related parties consist of as following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Chief Financial Officer, Treasurer and Secretary
Fucai Zhan	Chief Technology Officer
Kai Liu	Chief Engineer, Manager of Market development
Yongfu Tian	Heat & Electricity Department Manager

Due from related parties

Due from related parties consist of following

	September 30,	December 31,
	2016	2015
	(Unaudited)
Guohong Zhao	41,285	26,896
Fucai Zhan	750	886
Kai Liu	11,455	11,770
	$53,490	$39,552

Amounts owed to the Company represent Company advances for handling selling and logistic activities in the ordinary course of business.

Due to related parties

Due to related parties consist of following:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Zhigang Xu	74,969	77,033
Fucai Zhan	149,939	107,847
Kai Liu	149,938	154,067
Yongfu Tian	-	77,033
	$374,846	$415,980

Amounts owed to the Company represent Company advances for handling selling and logistic activities in the ordinary course of business.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2016:

  Sales revenue: Sales revenue decreased by $3.80 million, or 30.03%, to $8.85 million for the three months ended September 30, 2016, from $12.64 million for the same period in 2015.

  Gross profit: Gross profit increased by $0.68 million, or 26.57%, to $3.24 million for the three months ended September 30, 2016, from $2.56 million for the same period in 2015. As a percentage of sales revenue, gross profit increased by 16.39% to 36.66% for the three months ended September 30, 2016, from 20.27% for the same period in 2015.

  Net income attributable to stockholders: Net income attributable to our stockholders increased by $0.014 million, or 11.10%, to $0.143 million for the three months ended September 30, 2016, from $0.129 million for the same period in 2015.

  Fully diluted net income per share: Fully diluted net income per share was $0.01 for the three months ended September 30, 2016, as compared to $0.01 for the same period in 2015.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	September 30,		$	%
	2016	2015	Change	Change
Sales revenue	$8,845,301	$12,641,469	$(3,796,168)	-30.03
Cost of sales	(5,602,378)	(10,079,398)	4,477,020	-44.42
Gross profit	3,242,923	2,562,071	680,852	26.57
Operating expenses:
General and Administrative expenses	1,643,159	848,943	794,216	93.55
Research and development expenses	608,072	456,116	151,956	33.32
Selling expenses	793,644	1,081,918	(288,274)	-26.64
Total operating expenses	3,044,875	2,386,977	657,898	27.56
Income from operations	198,048	175,094	22,954	13.11
Interest income	4,007	2,256	1,751	77.62
Finance costs	(62,495)	(2,654)	(59,841)	2254.75
Other expense	(65,253)	(72,649)	7,396	-10.18
Investment income	12,179	1,397	10,782	771.80
Other income	29,889	21,271	8,618	40.52
Total other expenses	(81,673)	(50,379)	(31,294)	62.12
Income before income taxes	116,375	124,715	(8,340)	-4.28
Income taxes benefit	23,401	3,798	19,603	516.14
Net income	139,776	128,513	11,263	8.76

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue decreased by $3.8 million, or 30.03%, to $8.85 million for the three months ended September 30, 2016, from $12.64 million for the same period in 2015. Our sales volume in the three months ended September 30, 2016 amounted to 554 units, a decrease of 578 units, from 1,132 units for the same period in 2015. Such decrease was mainly due to the decreased sales revenue from plate heat exchanger, heat exchanger unit, shell-and-tube heat exchanger and other products in the three months ended September 30, 2016 as compared with the same period in 2015. Sales revenue from plate heat exchangers decreased by $0.91 million, or 15.91%, to $4.80 million for the three months ended September 30, 2016, from $5.70 million for the same period in 2015. Sales revenue from heat exchange units decreased by $0.76 million, or 22.67%, to $2.59 million for the three months ended September 30, 2016, from $3.35 million for the same period in 2015. Revenue from air-cooled heat exchanger decreased by $0.51 million, or 100%, to $0 for the three months ended September 30, 2016, from $0.51 million for the same period in 2015. Revenue from shell-and-tube heat exchanger decreased by $1.33 million, or 100%, to $0 for the three months ended September 30, 2016, from $1.33 million for the same period in 2015. Sales revenue from other products decreased by $0.29 million, or 16.38% to $1.46 million for the three months ended September 30, 2016, from $1.75 million for the same period in 2015. The decrease was caused by decreased demand of our products as a result of an overall slowdown in China’s economy. China’s economic slowdown in the first three quarters in 2016 affected several industries we serve, especially the emission reduction policies adopted in China, many projects in petrochemical industry were suspended and delayed with less orders in the first three quarters of 2016. Many orders from shipbuilding industry also declined drastically.

The following table shows our sales revenue by product for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
	$	%	$	%
Plate heat exchanger	$4,791,977	54.18	$5,698,728	45.08
Heat exchange unit	2,593,435	29.32	3,353,890	26.53
Air-cooled heat exchanger	-	0.00	514,685	4.07
Shell-and-tube heat exchanger	-	0.00	1,328,326	10.51
Others	1,459,889	16.50	1,745,840	13.81
TOTAL	$8,845,301	100.00	$12,641,469	100.00

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales decreased by $4.48 million, or 44.42%, to $5.60 million for the three months ended September 30, 2016, from $10.08 million for the three months ended September 30, 2015. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 63.34% and 79.73% for the three months ended September 30, 2016 and 2015, respectively, a decrease of 16.39 percentage points. The decrease was mainly attributable to the decrease in the labor costs and raw material costs.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by $0.68 million, or 26.57%, to $3.24 million for the three months ended September 30, 2016, from $2.56 million for the same period in 2015. The increase in our gross profit margin was mainly attributable to the decrease in labor costs and raw material costs as noted above.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by $0.79 million, or 93.55%%, to $1.64 million for the three months ended September 30, 2016, from $0.85 million for the same period in 2015. As a percentage of sales revenue, administrative expenses increased to 18.58% for the three months ended September 30, 2016, as compared to 6.72% for the same period in 2015. The increase in administrative expenses was primarily due to the recognition of more bad debt expense for the three months ended September 30, 2016 as the economy became worse for the industry. The increase due to bad debt recognition was offset by a decrease of wage expenses, as we have laid off some employees during the period.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.15 million, or 33.32%, to $0.61 million for the three months ended September 30, 2016, from $0.46 million for the same period in 2015. The increase in research and development expenses was mainly attributable to more new products in the process of research and development during the three months period ended September 30, 2016.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $0.29 million, or 26.64%%, to $0.79 million for the three months ended September 30, 2016, from $1.08 million for the same period in 2015. As a percentage of sales revenue, selling expenses increased to 8.97% for the three months ended September 30, 2016, as compared to 8.56% for the same period in 2015. The decrease was mainly attributable to the Company’s decrease in involvement of market expansion in three month ended September 30, 2016, as much expansion effort was made in the same period in 2015.

Income before income taxes. Income before income taxes decreased by $83,000, or 4.28%, to $0.116 million for the three months ended September 30, 2016, from $0.125 million for the same period in 2015. Such decrease was mainly attributable to the decrease in sales revenue.

Income tax benefit. Our income tax benefit increased by $0.019 million, or 516.14%, to $0.023 million for the three months ended September 30, 2016, from $40,000 for the same period in 2015, as a result of the increased net loss before income tax.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders increased by $0.01 million, or 8.76%, to $0.14 million for the three months ended September 30, 2016, from $0.13 million for the same period in 2015. As a percentage of sales revenue, our net income attributable to common stockholders was 1.58% and 1.02% for the three months ended September 30, 2016 and 2015, respectively.

Comparison of Nine Months Ended September 30, 2016 and September 30, 2015

The following table sets forth key components of our results of operations for the periods indicated.

	Nine months Ended
	September 30,		$	%
	2016	2015	Change	Change
Sales revenue	$20,762,886	$27,946,302	$(7,183,416)	-25.70
Cost of sales	(13,066,894)	(21,160,627)	8,093,733	-38.25
Gross profit	7,695,992	6,785,675	910,317	13.42
Operating expenses:
Administrative expenses	4,153,756	1,879,139	2,274,617	121.05
Research and development expenses	1,139,973	1,166,870	(26,897)	-2.31
Selling expenses	4,498,080	2,819,841	1,678,239	59.52
Total operating expenses	9,791,809	5,865,850	3,925,959	66.93
Income from operations	(2,095,817)	919,825	(3,015,642)	-327.85
Interest income	13,335	8,113	5,222	64.37
Finance costs	(97,217)	(44,459)	(52,758)	118.67
Other expense	(72,904)	(72,649)	(255)	0.35
Investment income	20,972	52,404	(31,432)	-59.98
Other income	129,349	45,542	83,807	184.02
Total other expenses	(6,465)	(11,049)	4,584	-41.49
Income (loss) before income taxes	(2,102,282)	908,776	(3,011,058)	-331.33
Income taxes benefit (expense)	274,492	(139,733)	414,225	-296.44
Net income (loss)	(1,827,790)	769,043	(2,596,833)	-337.67

Sales revenue. Our sales revenue decreased by $7.18 million, or 25.70%, to $20.76 million for the nine months ended September 30, 2016, from $27.95 million for the same period in 2015. Our sales volume in the nine months ended September 30, 2016 amounted to 1,389 units, a decrease of 594 units, from 1,983 units for the same period in 2015. Such decrease was mainly due to decreased demand of our products in consequence of less projects and economic slowdown in the first three quarters of 2016 compared with the same period in 2015.

The following table shows our sales revenue by product for the nine months ended September 30, 2016 and 2015:

	Nine months Ended September 30,
	2016		2015
	$	%	$	%
Plate heat exchanger	$9,867,781	47.53	$9,977,223	35.70
Heat exchange unit	6,929,784	33.37	9,017,471	32.27
Air-cooled heat exchanger	-	0.00	514,685	1.84
Shell-and-tube heat exchanger	270,212	1.30	2,250,253	8.05
Others	3,695,109	17.80	6,186,670	22.14
TOTAL	$20,762,886	100.00	$27,946,302	100.00

Cost of sales. Our cost of sales decreased by $8.09 million, or 38.25%, to $13.07 million for the nine months ended September 30, 2016, from $21.16 million for the nine months ended September 30, 2015. The decrease in the cost of sales was generally in line with the decrease in our sales revenue. Cost of sales as a percentage of sales revenue were 62.93% and 75.72% for the nine months ended September 30, 2016 and 2015, respectively, an decrease of 12.79 percentage points. The decrease was mainly attributable to the decrease in labor costs and raw material costs.

Gross profit. Our gross profit increased by $0.91 million, or 13.42%, to $7.70 million for the nine months ended September 30, 2016, from $6.79 million for the same period in 2015. The increase in our gross profit was mainly attributable to the decrease in cost of sales noted above.

Administrative expenses. Our administrative expenses increased by $2.27 million, or 121.05%, to $4.15 million for the nine months ended September 30, 2016, from $1.88 million for the same period in 2015. As a percentage of sales revenue, administrative expenses increased to 20.01% for the nine months ended September 30, 2016, as compared to 6.72% for the same period in 2015. The increase in administrative expenses was primarily due to the following reasons: (1) bad debt expense increased resulting from the increase of uncollected accounts receivable with the slowdown of economy and (2) other general and administrative expenses, such as SAP system installation fees, increased during the nine months ended September 30, 2016.

Research and development expenses. Our research and development expenses decreased by $0.03 million, or 2.31%, to $1.14 million for the nine months ended September 30, 2016, from $1.17 million for the same period in 2015. The decrease in research and development expenses was mainly attributable to fewer new products in the process of research and development.

Selling expenses. Our selling expenses increased by $1.68 million, or 59.52%, to $4.50 million for the nine months ended September 30, 2016, from $2.82 million for the same period in 2015. As a percentage of sales revenue, selling expenses increased to 21.66% for the nine months ended September 30, 2016, as compared to 10.09% for the same period in 2015. The increase was mainly attributable to the Company’s efforts to develop new customers during the nine month ended September 30, 2016, especially in the first half of 2016.

Income (loss) before income taxes. Income before income taxes decreased by $3.01 million, or 331.33%, to a loss of $2.10 million for the nine months ended September 30, 2016, from an income of $0.91 million for the same period in 2015. Such decrease was mainly attributable to decrease in sales revenues and increased total expenses.

Income tax benefit (expense). Our income taxes benefit increased by $0.41 million, or 296.44%, to $0.27 million for the nine months ended September 30, 2016, from $0.14 million income tax expense for the same period in 2015, as a result of decreased taxable income.

Net income (loss) attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income decreased by $2.60 million, or 337.67%, to $1.83 million net loss for the nine months ended September 30, 2016, from $0.77 million net income for the same period in 2015. As a percentage of sales revenue, our net income attributable to common stockholders was -8.80% and 2.75% for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $5.02 million, primarily consisting of cash on hand and demand deposits. We anticipate that cash on hand will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from a reversal of allowance of $-0.09 million in the nine months ended September 30, 2015 to $0.50 million in the same period in 2016. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

Cash Flow

	Nine months Ended
	September 30,
	2016	2015
Net cash used in operating activities	$(2,058,450)	$(5,630,248)
Net cash provided by (used in) investing activities	(1,139,654)	236,499
Net cash provided by (used in) financing activities	(1,260,032)	1,136,198
Effects of exchange rate change in cash	(203,176)	147,687
Net decrease in cash and cash equivalents	(4,661,312)	(4,109,864)
Cash and cash equivalents at beginning of the period	9,680,293	12,247,508
Cash and cash equivalent at end of the period	$5,018,981	$8,137,644

Operating Activities

Net cash used in operating activities was $2.06 million for the nine months ended September 30, 2016, compared with $5.63 million for the same period in 2015. The decrease in net cash used in operating activities was mainly attributable to the increase in cash inflow from allowance for doubtful accounts of $1.87 million, from net trade receivable of $2.15 million, from accounts payable, and other payables and accrued expenses of $7.42 million and $7.68 million, respectively. Such increase in cash inflow is then offset by increase in cash outflow from net loss of $2.60 million, from bills receivable of $1.63 million, and from net inventories of $11.60 million.

Investing Activities

Net cash used in investing activities was $1.14 million for the nine months ended September 30, 2016, compared with net cash provided in investing activities of $0.24 million in the same period in 2015. The net cash used in investing activities during the nine months ended September 30, 2016 was primarily used for loan made to third party, payment to acquire property, plant and equipment, payment for construction in progress, and use of restricted cash.

Financing Activities

Net cash used in financing activities was $1.26 million for the nine months ended September 30, 2016, compared with net cash provided by financing activities of $1.14 million for the same period in 2015. The decrease in net cash used in financing activities resulted from repayment of short-term loans in the amount of $14.01 million and repayment to related parties in the amount of $0.76 million, offset by proceeds from short-term loans in the amount of $12.78 million and that from related party of $0.046 million.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights.

	Nine months Ended September 30,
	2016		2015
Construction costs	$40,683	$
Purchase of equipment	6,906		23,932

Total capital expenditures	$47,589		$23,932

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2016. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2015, which we are still in the process of remediating as of September 30, 2016, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015 for the description of these weaknesses.

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

Date: November 14, 2016	THT HEAT TRANSFER TECHNOLOGY, INC.

By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Zhigang Xu
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