Form 10-K
period 2016-12-31
THT Heat Transfer Technology, Inc.
filed 2017-04-17
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act:None

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
Yes [   ]       No [X]

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the OTC Markets) was approximately $3.08 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 20,453,500 shares of the registrant’s common stock outstanding as of April 12, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THT HEAT TRANSFER TECHNOLOGY, INC.

Annual Report on Form 10-K
Year Ended December 31, 2016

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

We were subject to the jurisdiction of the bankruptcy court until we consummated the exchange transaction described below with Sino-America Ventures, Inc., a Delaware corporation, in February 2009. Because we consummated our merger with a qualifying entity in a timely manner, we filed a certificate of compliance with the bankruptcy court asserting that the requirements of the plan of reorganization had been satisfied, which resulted in an order granting the discharge. Thereafter, the post discharge injunction provisions (set forth in the plan of reorganization) and the confirmation order became effective.

Exchange Transaction with Sino-America Ventures, Inc.

On February 12, 2009, we entered into a share exchange agreement with Sino- America Ventures, Inc. and its sole stockholder, Mr. Gerard Pascale, pursuant to which Mr. Pascale transferred 100% of the issued and outstanding shares of the capital stock of Sino-America Ventures, Inc. to us in exchange for 5,404,800 newly issued shares of our common stock that constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of, and immediately after, the consummation of such exchange. As a result of this transaction, Mr. Pascale became our controlling stockholder and Sino- America Ventures, Inc. became our subsidiary. Sino- America Ventures, Inc. was organized on February 10, 2009 to identify a privately-held operating company desiring to become a publicly held company by combination through a reverse merger or acquisition transaction, and was dissolved on May 22, 2009.

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

Megaway was incorporated in the BVI on April 8, 2009. Megaway is a holding company that has no operations or assets other than its ownership of all of the capital stock of Star Wealth. Star Wealth was incorporated in Hong Kongon March 25, 2009. Star Wealth is also a holding company that has no operations or assets other than its ownership of all of the equity interests of Siping Juyuan, which was acquired by Star Wealth on June 8, 2009. Siping City Juyuan Heat Exchange Equipment Co., Ltd., the predecessor of Siping Juyuan, was first incorporated in China in December 1998. In May 2006, it was divided into three individual enterprises, including Siping Juyuan. Siping Juyuan carried on the primary business of Siping City Juyuan Heat Exchange Equipment Co., Ltd., while the other two enterprises gradually ceased operations. Mr. Guohong Zhao, our Chairman, Chief Executive Officer and President, is the founder of Siping City Juyuan Heat Exchange Equipment Co., Ltd.. All of our manufacturing operations are conducted through Siping Juyuan. Siping Juyuan owns 75% of the equity interests of Beijing Juyuan, which is solely engaged in the sales of Siping Juyuan’s products, and carries no production activities. The other 25% is owned by Hanyang International GmbH, a German company.

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

  Economic Growth in China. According to the National Bureau of Statistics of the PRC, China’s GDP grew 6.7% in 2016, one of the fastest rates in the world. Because heat exchangers are widely used in various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding, the heat exchanger market benefits from the general growth of the economy.

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

  Rapid Urbanization. Heat exchangers are an important part of district heating systems (i.e., systems for distributing heat generated in a centralized location for residential and commercial heating requirements such as space and water heating). Such systems are required in the cities of northern China, an area which is experiencing a rapid pace of urbanization. As well, Heating, Ventilation and Air Conditioning systems, or HVAC, which are essential for buildings, require installation of heat exchangers. In 2009, the HVAC market in China was $6.0 billion and is expected to grow at a compound annual growth rate of 250% by 2016.

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

  Professional sales team. We have a sales team with 135 experienced sales people, which we believe is among the largest in the Chinese market. Our sales people are organized into four groups by industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience.

Our Growth Strategies

We are committed to enhancing our sales, profitability and cash flows through the following strategies:

  Increasing production and processing capacity. To fulfill future sales growth and enhance our capacity during peak periods, we expanded our production facility. Our workshop has a floor area of 7,356 square meters and our production line of plate heat exchangers, with a designed capacity of 200,000 square meters annually, was implemented in the workshop in October 2009.

  Expanding sales network. We will further expand our sales network by establishing new sales offices in China. We are also strengthening our international marketing efforts.

  Continually developing new products. We will continue to develop new products to broaden our product range so as to meet increased customer demands and seize larger market share. New products under development include box type units and building units use for heating company, residential or commercial blocks and most power plants. These new products will help us reach a larger number of customers in the central heating or district heating industries.

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

Plate heat exchangers are used in a variety of applications including iron, steel and aluminum manufacturing, chemical manufacturing, electric and nuclear power generation, central building air-conditioning, pharmaceutical production, and the food and beverage industry. Plate heat exchanger sales accounted for approximately 40% of our sales revenue in 2016.

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

Our heat exchanger units are most widely used in thermal power plants and residential heating systems, which require integration of control and monitoring systems for several distinct spaces. Sales of heat exchanger units accounted for approximately 44% of our sales revenue in 2016.

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

Air-cooled heat exchangers are used in various industries where cooling liquids are too costly to obtain or are not readily available .We did not have any sales of air-cooled heat exchangers in 2016.

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

Shell-and-tube heat exchangers are generally used in the same industries as plate heat exchangers, and are most commonly used with extremely high-pressure liquids. Shell-and-tube heat exchanger sales accounted for approximately 2% of our sales revenue in 2016.

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

Welded plate heat exchangers are utilized in many of the same industries as other plate heat exchangers and shell-and-tube heat exchangers. We did not have any sales of welded plate heat exchangers in 2016.

Plate-and-Shell Heat Exchanger

A plate-and-shell heat exchanger is a hybrid type of heat exchanger that combines aspects of the plate heat exchanger and shell-and-tube heat exchanger. Plate-and-shell heat exchangers consist of a shell with heat transfer plates inside of the shell instead of tubes.

Advantages of a plate-and-shell heat exchanger include its high heat transfer efficiency (more than double that of a shell-and-tube heat exchanger), compact structure and light weight. Shell-and-plate heat exchangers are also resistant to high pressure and high temperatures and are commonly used to meet the requirements of large-scale equipment used in oil refining, the chemical industry, fertilizer production and metallurgy. We did not have any sales of plate-and-shell heat exchangers in 2016.

Other heat exchange products accounted for 12% of our sales revenue in 2016.

New Products under Development

Our research and development department is constantly working on new products for our customers and enhancements to our existing products. Currently, our research and development team is working on box type units and building units used in heating industry.

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

The capacity and utilization of our production lines are set forth below:

Production Line	Current Capacity	2016 Utilization	2015 Utilization
Plate heat exchanger production line (square meters)	300,000	70%	70%
Welding workshop (tons)	3,000	90%	90%
Plate heat exchanger production line (square meters)	200,000	45%	45%

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

Production Process forPlate Heat Exchanger Manufacturing

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

The following diagram illustrates the production process for ourshell-and-tube heat exchangers.

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

The following table sets forth our top ten suppliers in 2016:

Supplier	Raw Materials	Amount (in thousands of U.S. Dollars)
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	4,064,446
Tangshan Longteng Steel Co., Ltd.	Round bar steel	2,155,534
Siping Jinye Steel Trade Co., Ltd.	Round bar steel	1,201,237
Xi’an Lianyi Rubber Products Co., Ltd.	Rubber Mat. Spacer	1,061,892
Hebei Xuanlong Steel Rolling Co., Ltd.	Round bar steel	1,044,031
Siping Xinguangju Auto Control Equipment Co., Ltd.	PLC	1,028,163
Nanfang Zhongjin Huanjing Co., Ltd.	Pump	930,359
Jiangmen Special Stainless Steel Materiasls Co., Ltd.	White Steel Plate	780,640
Qinhuangdao Zhanqin Machine Co., Ltd.	Pump	776,274
Tianjin Jiang Chang Stainless Steel Co., Ltd.	White Steel Plate	759,408

The following table sets forth our top ten suppliers in 2015:

Supplier	Raw Materials	Amount (in thousands of U.S. Dollars)
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	2,712,198
Tianjin Jiang Chang Stainless Steel Co., Ltd.	White Steel Plate	2,398,010
Liaoning Xingye Import and Export LLC.	Titanium Plate	1,689,090
Jiangmen Special Stainless Steel Materiasls Co., Ltd.	White Steel Plate	1,087,910
Xi’an Lianyi Rubber Products Co., Ltd.	RubberMat.Spacer	845,160
Tianjing Taigang Daming Metalwork Co., Ltd.	Titanium Plate	639,661

Dashiqiao Petrochemical Machinery Forging Factory	Forging	627,242
Shenyang Tong Feng Da Material Co., Ltd.	Carbon Steel Pate	626,964
Shenyang Jixing Jingye Steel Co., Ltd.	Carbon Steel Pate	503,075
Langfang Shengong Forging Product Co., Ltd.	Forging	490,266

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

The following table sets forth our top ten customers in 2016:

Customer	Main Products	Amount (in thousands of U.S. Dollars) (without VAT)	% of Sales Revenue
Liaoning Huiming International Trade Co., Ltd.	Plate Heat Units	1,710,814.42	4%
Jinlin Tongda Heat Transfer System Integration, Ltd	Plate Heat Exchanger	1,309,520.42	3%
Hulunbeier Northeasten Fufeng Biotechnology Co., Ltd.	Plate Heat Exchanger	1,273,853.60	3%
Jiuquan Chunguang New Energy Heating Co., Ltd	Plate Heat Units	1,249,948.26	3%
Shanxi Hongtu Construction Engineering Co., Ltd. - the Tenth Branch	Plate Heat Exchanger	1,222,286.00	3%
Bayanzhuoer Yangguang Energy Co., Ltd.	Plate Heat Units	1,129,035.36	2%
Xingrun Construction Engineering Co., Ltd.	Plate Heat Units	1,020,690.64	2%
Taiyuan Heating Company	Plate Heat Exchanger	840,004.85	2%
Tebian Electric Apparatus Stock Co. Ltd. - Energy and Power Branch	Plate Heat Units	824,721.39	2%
Chengde thermoelectric engineering installation Co., Ltd.	Plate Heat Units	758,061.78	2%

The following table sets forth our top ten customers in 2015:

Customer	Main Products	Amount (in thousands of U.S. Dollars) (without VAT)	% of Sales Revenue
Huaxia Hanhua Chemical equipment Co., Ltd.	Plate Heat Exchanger	2,367,181	5%
Qingdao Thermoelectric Engineering Co., Ltd.	Heat Exchanger Unit	1,627,708	4%
Tongfang Ted Inter Science &Technology (Beijing)Co., Ltd.	Plate Heat Exchanger	1,576,746	3%
Guazhou Heating Power Co., Ltd.	Heat Exchanger Unit	1,205,749	3%
Youyu Xincheng Heating Power Co., Ltd.	Heat Exchanger Unit	1,142,951	2%
Taiyuan Heating Company	Plate Heat Exchanger	1,098,716	2%
Heihe Thermal Power Plant	Plate-and-Shell Heat Exchanger	1,000,484	2%
Ningxia Electric Heating Power Co., Ltd.	Heat Exchanger Unit	983,768	2%
Jinan Thermoelectric Engineering Co., Ltd.	Heat Exchanger Unit	895,722	2%
Longji Taihe Industrial(Baoding) Co., Ltd.	Heat Exchanger Unit	879,788	2%

Sales and Marketing

As of December 31, 2016, our sales force consisted of 135 experienced sales people organized into four groups based on industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving our customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience.

The following table sets forth the location of our sales offices:

Region	Number of Offices	Location
Northern China	4	Harbin, Shenyang, Baotou, Beijing
Eastern China	2	Qingdao, Shanghai
Central China	3	Wuhan, Zhengzhou,Hangzhou
Western China	4	Xi’an, Taiyuan, Chengdu, Urumqi

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

  Alfa Laval is the largest plate heat exchanger manufacturer in the world. Alfa Laval has the broadest range of products covering application in almost all applicable industries. Since it also produces other industrial products like separators, Alfa Laval is also able to provide customers with integrated solutions of heat exchangers and other industrial products.Alfa Laval is especially strong in providing shell-and-tube heat exchangerproducts to the food and beverage and pharmaceutical industries. Alfa Laval is our key competitor in almost all industries. As compared to Alfa Laval, we are able to provide products of similar quality at a lower price.

  APV is one of the most established plate heat exchanger manufacturers in the world. Founded by Dr. Richard Seligman, who made the first plate heat exchanger in 1910, APV was acquired by SPX, a multi-national company listed on the New York Stock Exchange, in 2008. APV is especially strong in providing solutions and products for the power industry.As compared to APV, we have a broader range of products and larger production capacity and sales volume in China.

  SmartHeat, Inc. is a Chinese manufacturer of heat exchangers. Its production facility is located in Shenyang, Northeast China. SmartHeat manufactures and sells plate heat exchangers, heat exchanger units and heat meters.Itused to be the original equipment manufacturer service provider of Sondex, the Denmark manufacturer of plate heat exchangers, who is an especially strong competitor in the oil and gas industry. SmartHeat is more experienced than us in producing heat exchanger units but does not produce shell-and-tube heat exchangers. As compared to SmartHeat, we believe that we have stronger research and development capabilities,a wider range of products and that we have a more established track record in the industry.

  Shanghai Accessen is a Chinese manufacturer of heat exchangers with its production facility in Shanghai. It started to produce and sell plate heat exchangers and heat exchanger units under its own brand in 2002 but does not produce shell-and-tube heat exchangers. As compared to Accessen, we believe that we have stronger research and development capabilities andwider range of products. We also believe that we have a more established track record in the industry and that we are much larger than Accessen in terms of production capacity and sales volume.

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

Employees

As of December 31, 2016, we employed a total of 576 full-time employees. The following table sets forth the number of employees by function:

Function	Number of Employees
Senior Management	7
Solution design	9
Sales	11
Marketing	124
Procurement	8
Production	295
Quality Control	20
R&D	59
HR &Administration	34
Finance	7
Internal Audit and Control	2
TOTAL	576

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

Approximately 36% of our sales revenue in 2016 came from our top ten customers, with our largest customer, Liaoning Huiming International Trade Co., Ltd., accounting for approximately 4% of our sales revenue in 2016. If we cease to do business at or above current levels with the top customers or with any other large customers who contribute significantly to our sales revenue, and we are unable to generate additional or substitute sales revenue, our net income would decline considerably.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, management identified material weaknesses. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.        PROPERTIES.

Land Use Rights

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We were granted land use rights from the PRC government for 136,776.6 square meters of four land slots located at Tiexi District, Siping City, Jilin Province, China. The land use rights will expire on December 8, 2056, December 30, 2056, December 30, 2057 and May 18, 2062, respectively.

Mortgages were created over the land use rights of the four land lots with an area of 17,682.78 square meters, 11,619.6 square meters, 7,227.22 square meters and 100,247 square meters, respectively. Such mortgages are used for securing our indebtedness with China Agriculture Bank, Siping Branch. We believe that all our properties have been adequately maintained, are generally in good condition and are suitable and adequate for our business.

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

We currently own ten buildings covered by ten Property Ownership Certificates issued by Siping City Housing Administration Bureau. All the buildings are located at No.5 Nanhuan Road, Tie Xi District, Siping City. The buildings with an area of 29,292 square meters were mortgaged to secure our indebtedness to China Agriculture Bank, Siping Branch on September 10, 2015.

Our new workshop, which began operations in October 2009, has a floor area of 7,356 square meters and a new production line for plate heat exchangers with a designed capacity of 200,000 square meters.

Leased Properties

We currently lease two real properties as representative offices in Qingdao and Harbin.

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

	Closing Prices(1)
	High	Low
Year Ended December 31, 2016
1st Quarter	$0.60	$0.13
2nd Quarter	0.34	0.15
3rd Quarter	0.28	0.16
4th Quarter	0.26	0.19

Year Ended December 31, 2015
1st Quarter	$0.85	$0.46
2nd Quarter	1.02	0.47
3rd Quarter	1.24	0.85
4th Quarter	1.23	0.94

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of April 12, 2017, there were approximately 797 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2016 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2016 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2016.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Financial Performance Highlights

The following are some financial highlights for the year:

•	Sales revenue: Sales revenue increased by $1.62 million, or 3.53%, to $47.59 million for 2016, from $45.96 million for 2015.
•

Gross profit: Gross profit increased by $4.4 million, or 38.25%, to $15.90 million for 2016, from $11.50 million for 2015. As a percentage of sales revenue, gross profit increased by 8.39% to 33.41% for 2016 from 25.02% for 2015.

•	Net income attributable to stockholders: Net income attributable to our stockholders increased by $2.68 million, or 474.30%, to $3.25 million for 2016, from $0.57 million for 2015.
•	Fully diluted net income per share: Fully diluted net income per share was $0.16 for 2016, as compared $0.03 for 2015.

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
  Growth of China’s Urbanization and Industrialization. According to China Heat Association, the annual growth rate of the heat exchange industry in China is expected to be 200% from 2015 to 2016. This growth is fueled by rapid industrialization and manufacturing industries developing in China. If this growth continues, we believe that we will be able to sustain our growth and continue to be a leader in the heat exchange industry in China.
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
  China’s Slow Economic Growth. China’s economic growth rate was 6.7% in 2016, weakest in 24 years. China government's supply side reforms is used in traditional manufacturing. It is beneficial for the development of heat exchange industry in China.

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

According to the PRC’s central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25% under the EIT Law. On September 17, 2014, Siping Juyuan was granted the High and New Technology Enterprise status which entitled it to a 15% preferential income tax rate for a period of three years from 2014 to 2017. Beijing Juyuan, being a sino-foreign joint venture enterprise, was entitled to two years’ EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years. This tax holiday commenced in the fiscal year of 2008. Beijing Juyuan was therefore subject to EIT at the rate of 12.5% during the year ended December 31, 2012. Beijing Juyuan ceased to be a sino-foreign joint venture after we acquired 25% equity interest in Beijing Juyuan from Hanyang International GmbH (“Hanyang”), our foreign business partner, in May 2013. Beijing Juyuan was subject to EIT at the standard rate of 25% during the years ended December 31, 2016 and 2015.

See Item 1 “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our PRC subsidiaries.

Results of Operations

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2016 and 2015.

	Year Ended December 31,		$ Change	% Change
	2016	2015
Sales revenue-third parties	$46,277,202	$45,706,371	$$570,831	1.25
Sales revenue-related party	1,309,522	257,674	1,051,848	408.21
Total sales revenues	47,586,724	45,964,045	1,622,679	3.53
Cost of sales revenue-third parties	(31,686,457)	(34,325,572)	2,639,115	(7.69)
Cost of sales revenue-related party	-	(136,962)	136,962	(100.00)
Total cost of sales revenue	(31,686,457)	(34,462,534)	2,776,077	(8.06)
Gross profit	15,900,267	11,501,511	4,398,756	38.25
Operating expenses (income):
Administrative expenses	5,578,919	4,929,870	649,049	13.17
Research and development expenses	1,967,158	2,054,740	(87,582)	(4.26)
Selling expenses	5,949,034	4,626,004	1,323,030	28.60
Loss (Gain) on disposal of property, plant and equipment	(1,050,322)	16,102	(1,066,424)	6622.93
Total operating expenses	12,444,789	11,626,716	818,073	7.04
Income (loss) from operations	3,455,478	(125,205)	3,580,63	2,859.86
Interest income	16,387	12,418	3,969	31.96
Other income	456,304	683,771	(227,467)	(33.27)
Finance costs	(157,690)	(84,331)	(73,359)	(86.99)
Investment income	79,509	91,604	(12,095)	(13.20)
Other expenses	(87,678)	(12,756)	(74,922)	587.35
Income before income taxes	3,762,310	565,501	3,196,809	565.31
Income taxes	(514,649)	-	(514,649)	100
Net income	$3,247,661	$565,501	$2,682,160	474.30

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $1.62 million, or 3.53%, to $47.59 million in 2016 from $45.96 million in 2015.Our sales volume in 2016 amounted to 2,885units, a decrease of 175 units or 5.72%, from 3,060 units in 2015. Such decrease was mainly due to increase in unit price. Sales revenue from plate heat exchangers decreased by $1.73 million, or 8.28%, to $19.17 million in 2016 from $20.90 million in 2015. Sales revenue from heat exchange units increased by $5.16 million, or 32.71%, to $20.95 million in 2016 from $15.79 million in 2015.Such increase was mainly due to increased sales orders of heat exchange units . Sales revenue from air coolers decreased by $0.51 million, or 100%, to $nil million in 2016 from $0.51 million in 2015. Air-cooled heat exchangers are long production cycle products. We stopped receiving orders for air coolers in 2016.

The following table shows our sales revenue by product for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
	$	%	$	%

Plate heat exchanger	$19,170,010	40	$20,900,957	45
Heat exchange unit	20,951,276	44	15,787,022	34
Air-cooled heat exchanger	-	-	509,975	1
Shell-and-tube heat exchanger	852,347	2	2,569,986	6
Others	6,613,091	14	6,196,105	13
TOTAL	$47,586,724	100	$45,964,045	100

Cost of sales revenue. Our cost of sales revenue is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales decreased by $2.78 million, or 8.06%, to $31.69 million in 2016 from $34.46 million in 2015. Cost of sales as a percentage of sales revenue were 66.59% and 74.98% for 2016 and 2015, respectively. The decrease was mainly attributable to the decrease in unit price of raw materials.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales revenue. Our gross profit increased by $4.40 million, or 38.25%, to $15.90 million in 2016 from $11.50 million in 2015. The increase in our gross profit was mainly attributable to the decrease in unit price of raw materials, leading to the decrease in cost of sales revenue, which led to the gross profit margin for 2016 increased to 33.41% from 25.02% for 2015.

Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by $0.65 million, or 13.17%, to $5.58 million in 2015 from $4.93 million in 2015. As a percentage of sales revenue, administrative expenses increased to 11.72% in 2016, as compared to 10.73% in 2015. The increase in administrative expenses was primarily due to the increase of bad debt expense. We record an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

We believe our allowance for doubtful accounts is appropriate. We have installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts to $7.98 million in 2016 from $7.69 million in 2015. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Certain our customers have been affected by the tightened credit policy and have limited access to capital. We record an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Our allowance of obsolete inventory is also appropriate because we purchase raw materials after we receive purchase orders. Although our customers may delay their payment or delivery schedules which increase our inventories, they do not cancel their orders to cause us classify the delayed inventories as obsolete inventories.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses decreased by $0.09 million, or 4.26%, to $1.97 million in 2016 from $2.05 million in 2015. The decrease in research and development expenses was attributable to different type of materials used in  R&D  process, which led to the decrease in monetary value of raw material of $0.09 million compared to 2015.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by $1.32 million, or 28.60%, to $5.95 million in 2016, from $4.63 million in 2015. The increase in selling expense was mainly due to the increase in sales revenues. As a percentage of sales revenue, selling expenses increased to 12.05% in 2016, as compared to 10.06% in 2015. The increase was mainly attributable to the Company’s effort to develop new customers.

Loss (Gain) on disposal on property, plant and equipment. Our loss (gain) on disposal of property, plant and equipment include gain or loss associated with sale of fixed assets. Our loss (gain) on disposal of property, plant and equipment increased by $1.07 million, or 6,622.93% to a gain of $1.05 million in 2016, from a loss of $0.02 million in 2015. The increase in loss (gain) on disposal of property, plant and equipment was mainly due to our disposal of fixed asset to a related party in 2016 for a price higher than the net book value of the property, plant and equipment disposed. The respective loss and gain recognized in fiscal year 2015 and 2016 are not correlated with each other.

Income before income taxes. Income before income taxes increased by $3.20 million, or 565.31%, to $3.76 million in 2016, from $0.57 million in 2015. Such increase was mainly attributable to increased gross profit.

Income taxes. Our income taxes increased to $0.51 in 2016 from $nil million in 2015, as a result of increased taxable income.

Net income attributable to common stockholders. As a result of the cumulative effect of the foregoing factors, our net income attributable to common stockholders increased by $2.68 million, or 474.30%, to $3.25 million for 2016, from $0.57 million for 2015. As a percentage of sales revenue, our net income attributable to common stockholders was 6.82% and 1.23% for 2016 and 2015, respectively.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $6.61 million, primarily consisting of cash on hand and demand deposits. We can use our land as collateral to borrow approximately $5.47 million, and we have an approximately $5.47 million credit line from Agricultural Bank of China. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Year Ended December 31,
	2016	2015
Net cash provided by operating activities	$666,093	$4,133,356
Net cash provided by (used in) investing activities	(1,360,343)	324,529
Net cash used in financing activities	(1,849,072)	(6,452,989)
Effects of exchange rate change in cash	(527,291)	(572,111)
Net decrease in cash and cash equivalents	(3,070,613)	(2,567,215)
Cash and cash equivalents at beginning of the year	9,680,293	12,247,508
Cash and cash equivalent at end of the year	$6,609,680	$9,680,293

Operating Activities

Net cash provided by operating activities was $0.67 million for 2016, compared with $4.13 million for 2015. The decrease in net cash provided by operating activities was mainly due to the decrease in inventory of $9.57 million, trade receivables from third parties and related party of 6.86 million, partially offset by increase in net income of $2.68 million, accounts payables of $2.93 million, other payables and accrued expenses of $5.68 million and income taxes payable of $1.14 million.

Investing Activities

Net cash used in investing activities was $1.36 million for 2016, compared with $0.32 million of net cash provided by investing activities for 2015. The increase was mainly due to investing low risk financial products.

Financing Activities

Net cash used in financing activities was $1.85 million for 2016, compared with $6.45million of net cash used in financing activities for 2015. The decrease in net cash used in financing activities was mainly attributable to the increase in proceeds of $1.11 million from short-term loans and decrease in repayments of short-term loans of $3.77 million.

Short-Term Loans

As of December 31, 2016, the Company had short-term bank loans in the amount of $4,608,494. The loan carries an interest rate of 4.785% per annum and the interest is payable monthly.

Long-Term Loan

As of December 31, 2016, the Company had no outstanding long-term loan.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity.

	Year Ended December 31,
	2016	2015
Construction costs	$17,045	$15,329
Purchase of equipment	9,184	8,906
Total capital expenditures	$26,229	$24,235

We estimate that our total capital expenditures in fiscal year 2017 will reach approximately $0.85 million to acquire the equipment for necessary products used in the nuclear power industry.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, bills receivable, restricted cash, and trade and other receivables. As of December 31, 2016 and 2015, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the years ended December 31, 2016 and 2015, the Company did not have any customers that contributed 10% or more to the Company’s sales revenue.

As of December 31, 2016 and 2015, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

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

Retention receivable

Retention receivable is the amount withheld by a customer until the warranty period is over. Retention receivables which were expected to be collected within one year of $8,264,642 and $10,533,304 were included in the balance of trade receivables as of December 31, 2016 and 2015, respectively. Retention receivables which were expected to be collected after one year were presented separately as a non-current asset.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2016 and 2015.

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

The Company does not provide unconditional right of return, pricing protection or any other concessions to its customers. Historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues. Generally, the Company provides free after-sale service for a period ranging from half year to 1 year. After-sale expense was $176,515 and $51,050 for the years ended December 31, 2016 and 2015, respectively.

Cost of sales

Cost of sales consists primarily of materials costs, freight charges, purchasing and receiving costs, inspection costs, employee compensation, depreciation and related costs, which are directly attributable to production. Write-down of inventories to lower of cost or market is also recorded in cost of sales, if any.

Research and development expenses

Research and development costs are charged to expense as incurred. Research and development costs for the year ended December 31, 2016 and 2015 were $1,967,158 and $2,054,740, respectively.

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

Comprehensive income

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2016 and 2015, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

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

For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into USD. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulate other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2016 and 2015 were RMB1 for $0.1440 and $0.1541, respectively. The average exchange rates for the years ended December 31, 2016 and 2015 were RMB1 for $0.1505 and $0.1608, respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to USD after the balance sheet date.

Fair value of financial instruments

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.

As of December 31, 2016 and 2015, the carrying amounts of the Company’s financial assets and liabilities (including the current maturity of long-term loan) approximated their fair values due to short maturities or the applicable interest rates approximate the current market rates.

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

There were no dilutive instruments for the years ended December 31, 2016 and 2015. Accordingly, the basic and diluted earnings per share are the same for both reporting periods.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2016 and 2015 begins on page F-1 of this report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2016. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2016 due to the material weaknesses described below, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2016, our internal control over financial reporting was not effective because of the material weaknesses in our internal control over financial reporting described below.

     1.      Lack of sufficient and adequately trained accounting and finance personnel with appropriate understanding of U.S. GAAP and SEC reporting requirement;

     2.      Inadequate segregation of duties relative to key financial reporting functions;

     3.      Lack of qualified resources to perform the internal audit functions properly;

     4.      Lack of internal audit system to prevent and detect control lapses and errors in the accounting of certain key areas including revenue recognition, purchase approvals, cash receipts and cash disbursement authorization, inventory safeguard and accumulation of cost of revenues in accordance with the Company's policies and appropriate costing method.

     5.      Lack of skills and understanding to operate, review, and supervise the process of bookkeeping under newly implemented ERP system.

     6.      Lack of well-established procedures to identify, approve and report related party transactions.

Our management has identified the steps necessary to address the material weaknesses described above and in 2016, we have continued to implement the following remedial procedures.

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

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2016, but was not reported.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Guohong Zhao	56	Chairman, Chief Executive Officer and President
Zhigang Xu	45	Interim Chief Financial Officer, Treasurer and Secretary
Yue Cui	56	Vice President of Production
Fucai Zhan	46	Vice President of R&D and Director
Ariel Poppel	64	Director

Mr. Guohong Zhao. Mr. Zhao became our Chairman, Chief Executive Officer and President on June 30, 2009, the day that we consummated our reverse acquisition of Megaway, and has served as the Chairman and CEO of Siping Juyuan since founding the company in 1998. Mr. Zhao has over 10 years experience in the heat exchanger industry and over 20 years management experience. From 1996 to 1997, he was the Chairman and CEO of Siping City Traffic Safety Equipment Co., Ltd., a manufacturer of traffic safety equipment. Before 1995, he worked in senior positions in China Agriculture Bank, Siping Branch.Mr. Zhao graduated from Jilin Province Radio and TelevisionUniversity in 1986, holding a college degree in Economics.

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

Mr. Yue Cui. Mr. Cui became our Vice President of Production on June 30, 2009, the day that we consummated our reverse acquisition of Megaway, and has served as Vice President of Production of Siping Juyuan since 2006. From 2000 to 2006, he was the operation manager of Siping Juyuan.With 20 years’ experience in manufacturing industry, he has significantly improved the production management of the Company.From 1979 to 2000, he was the production manager of Siping Tool Factory, a tool manufacturer.

Mr. Fucai Zhan. Mr. Zhan became our Vice President of Research and Development on June 30, 2009, the day that we consummated our reverse acquisition of Megaway, and became a member of our Board of Directors on September 25, 2009. Mr. Zhan possesses over 15 years comprehensive experience in production, research and development, and sales and is well positioned to lead our research and development function to be highly market oriented. Mr. Zhan joined Siping Junyuan in 1999 as Vice President of Sales and was appointed as Vice President of Research and Development in 2009. Before joiningSiping Juyuan, he worked as production manager, Research and Development manager and assistant to GM in Dong Feng Siping Auto Parts Co., Ltd.Mr. Zhan graduated from Jilin University of Technology in 1996.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Except as set forth below, we believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2016.

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

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2016 and 2015

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Guohong Zhao, Chief Executive Officer	2016	16,819	-	-	-	-	16,819
	2015	16,819	-	-	-	-	16,819

Employment Agreements

We do not have an employment agreement with any of our management.

We have not provide retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2016, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

The following table sets forth the total compensation earned by our directors for their services as directors during fiscal year ended December 31, 2016:

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Guohong Zhao	-	-	-
Fucai Zhan	-	-	-
Jingxun Chen(1)	3,000	-	3,000
To Tsang(2)	4,800	-	4,800
Youjun Lian(3)	3,600	-	3,600
Ariel Poppel	-	-	-

(1)(2)(3) Messrs. Chen, Tsang and Lian resigned as directors on March 25, 2016.

Mr. Poppel does not receive any compensation for his service as director .Mr. Guohong Zhao and Mr. Fucai Zhan are paid in their capacity as executive officers of the Company and they do not receive any additional compensation for their service as directors.

It is our practice to reimburse our directors for reasonable travel expenses related to attendance at Board and Committee meetings.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 12, 2017 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, THT Industrial Park, No. 5 Nanhuan Road, Tiexi District, Siping, Jilin Province, 136000, People’s Republic of China.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Below were transactions since the beginning of the 2015 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.
The related parties consist of as following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Zhijun Ma	Sales Director
Yongfu Tian	Vice Sales Director
Feng Xu	Factory Director, Manager of production
Jilin Tongda Heat Transfer System Integration, Ltd ( “Tongda”)	The Company has significant influence on Tongda
Liaoning Hongsheng Heat Energy Technology, Ltd ( “Hongsheng”)	The Company has significant influence on Hongsheng
  The Company does not own any equity of either Tongda or Hongsheng. Neither Tongda or Hongsheng owns any equity of the Company.

Trade receivables – related party

During the years ended December 31, 2016 and 2015, the Company sold products to Tongda in the amount of $1,309,522 and $257,674, respectively. The corresponding cost for the related party sales was $953,827 and $212,873, respectively. As of December 31, 2016 and 2015, the Company had trade receivables from Tongda in the amount of $1,358,399 and $nil, respectively.

Due from related parties

As of December 31, 2016 and 2015, respectively, the Company advanced $31,978 and $26,896 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

As of December 31, 2016 and 2015, respectively, the Company advanced $nil and $886 to Fucai Zan for handling selling and logistic activities for the Company in the ordinary course of business.

As of December 31, 2016 and 2015, respectively, the Company advanced $11,003 and $11,771 to Kai Liu for handling selling and logistic activities for the Company in the ordinary course of business.

On June 1, 2016, the Company advanced inventory payment to Hongsheng in the amount of RMB32,000,000 (approximate 4,817,000), which was derived from the loan obtained from Agricultural Bank of China on May 31, 2016. As of December 31, 2016, the advance was returned to the Company in full without inventory purchase due to change in purchase plan. During the year ended December 31, 2016 and 2015, the Company purchased inventory from Hongsheng in the amount of $0 and $136, 962, respectively. As of December 31, 2016 and 2015, the Company had advance to Hongsheng in the amount of $224,532 and $239,597, respectively, which were presented as due from related parties on the accompanying consolidation financial statements.

During the years ended December 31, 2016 and 2015, the Company made loans to Tongda in the amount of $1,857,761 and $976,598, and Tongda repaid to the Company in the amount of $1,589,691 and $976,598, respectively. The loans were nonsecured, noninterest bearing and due on demand. On December 28, 2016, the Company sold certain used equipment with original cost and net book value of $977,650 and $121,307, respectively, to Tongda in exchange for $1,315,958 including VAT. As of December 31, 2016 and 2015, the Company had loans to Tongda in the amount of $256,461 and $nil, and receivable from Tongda regarding sale of equipment in the amount of $1,315,958 and $nil, respectively, both of which were included in due from related parties in the accompanying consolidation balance sheets.

Due to related parties

During the normal course of business, our Company, from time to time, has temporarily borrowed money from its officers to finance its working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand.

Due to related parties consist of the following:

	Year ended December 31,
	2016	2015
Zhigang Xu	$72,008	$77,033
Kai Liu	144,015	154,067
Zhijun Ma	6,788	12,757
Yongfu Tian	-	77,033
Yue Cui	11,923	-
Fucai Zan	148,498	107,847
	$383,232	$428,737

All material related party transactions are made or entered into on terms that are no less favorable to use than can be obtained from unaffiliated third parties.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Audit Fees	$105,000	$120,000
Audit-Related Fees	8,000	8,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$113,000	$128,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by MaloneBailey LLP for our financial statements as of and for the year ended December 31, 2016.

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

Date: April 17, 2017

THT HEAT TRANSFER TECHNOLOGY, INC.

By:	/s/ Guohong Zhao
Guohong Zhao
Chief Executive Officer

By:	/s/Zhigang Xu
Zhigang Xu
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guohong Zhao	Chairman and Chief Executive Officer	April 17, 2017
Guohong Zhao	(Principal Executive Officer)

/s/ Zhigang Xu	Interim Chief Financial Officer	April 17, 2017
Zhigang Xu	(Principal Financial and Accounting Officer)

/s/ Fucai Zhan	Director	April 17, 2017
Fucai Zhan

THT Heat Transfer Technology, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
THT Heat Transfer Technology, Inc.

We have audited the accompanying consolidated balance sheets of THT Heat Transfer Technology, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive loss, changes in shareholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company‘s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.financials

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THT Heat Transfer Technology, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 17, 2017

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	December 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$6,609,680	$9,680,293
Restricted cash-current	974,749	517,073
Trade receivables, net	37,074,481	38,058,713
Trade receivables - related party	1,358,399	-
Bills receivable	398,374	726,224
Other receivables, prepayments and deposits, net	8,904,968	9,848,989
Due from related parties	1,839,932	279,149
Inventories, net	21,087,301	19,830,029
Deferred tax assets	149,525	159,960
Total Current Assets	78,397,409	79,100,430

Restricted cash, non-current	514,201	369,263
Retention receivable	1,653,956	1,589,313
Property, plant and equipment, net	8,437,632	9,666,773
Land use rights, net	5,104,121	5,582,690

TOTAL ASSETS	$94,107,319	$96,308,469

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	6,727,206	7,095,303
Other payables and accrued liabilities	20,525,878	19,732,209
Income tax payable	511,314	20,097
Short-term loans	4,608,494	6,176,529
Current maturity of long-term loan	-	539,233
Due to related parties	383,232	429,623
Total Current Liabilities	32,756,124	33,992,994

Total Liabilities	32,756,124	33,992,994

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at December 31, 2016 and December 31, 2015	20,454	20,454
Additional paid-in capital	26,524,324	26,524,324
Statutory reserve	4,270,861	3,943,474
Retained earnings	32,366,400	29,446,126
Accumulated other comprehensive income (loss)	(1,830,844)	2,381,097
TOTAL SHAREHOLDERS’ EQUITY	61,351,195	62,315,475

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,107,319	96,308,469

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Loss
(Stated in US dollars)

	For the Years Ended December 31,
	2016	2015

REVENUES:
Sales revenue	$46,277,202	$45,706,371
Sales revenue-related party	1,309,522	257,674
Total Revenues	47,586,724	45,964,045

COST OF REVENUES:
Cost of revenue	(31,686,457)	(34,325,572)
Cost of revenue-related party	-	(136,962)
Total Cost of Revenue	(31,686,457)	(34,462,534)

Gross Profit	15,900,267	11,501,511

Operating expenses (income)
Administrative expenses	5,578,919	4,929,870
Research and development expenses	1,967,158	2,054,740
Selling expenses	5,949,034	4,626,004
Loss (gain) on disposal of property, plant and equipment	(1,050,322)	16,102
Total Operating Expenses	12,444,789	11,626,716

Income (loss) from operations	3,455,478	(125,205)

Other Income (Expenses)
Interest income	16,387	12,418
Other income	456,304	683,771
Finance costs	(157,690)	(84,331)
Investment income	79,509	91,604
Other expense	(87,678)	(12,756)
Total Other Income	306,832	690,706

Income before income taxes	3,762,310	565,501
Income tax expenses	(514,649)	-
Net Income	3,247,661	565,501

Comprehensive Income
Net Income	3,247,661	565,501
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(4,211,941)	(3,494,381)
Comprehensive Loss	(964,280)	(2,928,880)

Earnings per common share
Basic and diluted	$0.16	$0.03
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Stated in US dollars)

	Common Stock

					Accumulated Other		Total
			Additional Paid-in		Comprehensive		Shareholders'
	No. of Shares	Amount	Capital	Statutory Reserve	Income	Retained Earnings	Equity
Balance, December 31, 2014	20,453,500	$20,454	$26,524,324	$3,879,564	$5,875,478	$28,944,535	$65,244,355

Net income						565,501	565,501
Foreign currency translation adjustment					(3,494,381)		(3,494,381)
Appropriation to reserve				63,910		(63,910)	-

Balance, December 31, 2015	20,453,500	$20,454	$26,524,324	$3,943,474	$2,381,097	$29,446,126	$62,315,475

Net income						3,247,661	3,247,661
Foreign currency translation adjustment					(4,211,941)		(4,211,941)
Appropriation to reserve				327,387		(327,387)	-

Balance, December 31, 2016	20,453,500	$20,454	$26,524,324	$4,270,861	$(1,830,844)	$32,366,400	$61,351,195

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	For the Year Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,247,661	$565,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,339,244	1,108,691
Allowance for doubtful accounts	951,237	(109,298)
Loss (gain) on sale of property, plant and equipment	(1,050,322)	16,102
Changes in operating assets and liabilities:
Trade receivables, net	(2,391,199)	3,046,818
Trade receivables-related party	(1,419,888)	-
Bills receivable	293,167	1,235,321
Other receivables, prepayments and deposits	568,188	(821,669)
Inventories, net	(2,666,434)	6,904,035
Retention receivable	(175,948)	228,621
Due from related parties	(6,872)	(267,037)
Accounts payable	(598,060)	(3,530,425)
Other payables and accrued expenses	2,060,496	(3,618,933)
Income taxes payable	514,823	(624,371)
NET CASH PROVIDED BY OPERATING ACTIVITIES	666,093	4,133,356

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(690,334)	348,276
Payments to acquire property, plant and equipment	(26,229)	(24,235)
Proceeds from disposal of property, plant and equipment	3,906	488
Loans made to others	(379,616)	-
Loans to related party	(1,857,761)	(976,598)
Repayments from related party	1,589,691	976,598
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,360,343)	324,529

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	12,868,857	11,756,305
Repayment of short-term loans	(14,086,680)	(17,853,612)
Repayment of long-term loan	(526,870)	-
Proceeds from related parties	45,160	-
Repayment to related parties	(149,539)	(355,682)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(1,849,072)	(6,452,989)

Effect of foreign currency translation on cash and cash equivalents	(527,291)	(572,111)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,070,613)	(2,567,215)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$9,680,293	$12,247,508
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,609,680	$9,680,293

Supplementary Disclosures for Cash Flow Information:
Interest paid	$146,422	$71,280
Income taxes paid	$-	$626,444

Non-cash investing and financial activities:
Property, plant and equipment transferred from construction in progress	$-	$2,139,192
Operating expense paid by related parties	$86,051	$-
Liabilities assumed in connection with purchase of property, plant and equipment	$697,144	$2,279,021

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

On May 10, 2009, Star Wealth entered into an equity transfer agreement with all of the shareholders of SipingJuyuan to acquire their entire interests in SipingJuyuan at a total cash consideration of RMB 60,000,000 ($8,795,075). The equity transfer agreement was approved by the local government of the People’s Republic of China (the “PRC”) on May 31, 2009.

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

Certain amounts from prior year have been reclassified to conform to the current year presentation. This reclassification has resulted in no changes to the Company’s retained earnings or net income presented.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, bills receivable, restricted cash, and trade and other receivables. As of December 31, 2016 and 2015, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the years ended December 31, 2016 and 2015, the Company did not have any customers that contributed 10% or more to the Company’s sales revenue.

As of December 31, 2016 and 2015, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid, short-term investments that are readily convertible to known amount of cash and have original maturities of three months or less when purchased. The cash equivalent of $474,422 and $3,889,674 were included in the balance of cash and cash equivalents as of December 31, 2016 and 2015, respectively.

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

Retention receivable

Retention receivable is the amount withheld by a customer until the warranty period is over. Retention receivables which were expected to be collected within one year of $8,264,642 and $10,533,304 were included in the balance of trade receivables as of December 31, 2016 and 2015, respectively. Retention receivables which were expected to be collected after one year were presented separately as a non-current asset.

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

Construction in progress mainly represents expenditures in respect of the Company’s plant and workshop under construction. All direct costs relating to the acquisition or construction of the Company’s plant and workshop are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Land use rights

Land use right represents the exclusive right to occupy and use a piece of land in the PRC for a specific contract term. Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 50 years obtained from the relevant PRC land authority.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2016 and 2015.

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

The Company does not provide unconditional right of return, pricing protection or any other concessions to its customers. Historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues. Generally, the Company provides free after-sale service for a period ranging from half year to 1 year. After-sale expense was $176,515 and $51,050 for the years ended December 31, 2016 and 2015, respectively.

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

Rental expenses under operating leases were $8,545 and $10,054 for the years ended December 31, 2016 and 2015, respectively.

Selling expenses

Selling expenses consist primarily of advertising, salaries and transportation costs incurred during the selling activities.

Advertising and transportation expenses are charged to expense as incurred.

Advertising costs amounting to $2,362 and $nil for the years ended December 31, 2016 and 2015, respectively, are included in selling expenses.

Transportation expenses amounting to $1,715,015 and $924,953 for the years ended December 31, 2016 and 2015, respectively, are included in selling expenses.

Research and development expenses

Research and development costs are charged to expense as incurred. Research and development costs for the year ended December 31, 2016 and 2015 were $1,967,158 and $2,054,740, respectively.

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

Comprehensive income

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2016 and 2015, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

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

For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into USD. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulated other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2016 and 2015 were RMB1 for $0.1440 and $0.1541, respectively. The average exchange rates for the years ended December 31, 2016 and 2015 were RMB1 for $0.1505 and $0.1608, respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to USD after the balance sheet date.

Fair value of financial instruments

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.

As of December 31, 2016 and 2015, the carrying amounts of the Company’s financial assets and liabilities (including the current maturity of long-term loan) approximated their fair values due to short maturities or the applicable interest rates approximate the current market rates.

It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

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

There were no dilutive instruments for the years ended December 31, 2016 and 2015. Accordingly, the basic and diluted earnings per share are the same for both reporting periods.

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

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, freemarket dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Recently issued accounting pronouncements

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liabilities, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date of these amendments are at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

4. Restricted cash

	As of December 31,
	2016	2015

Bank deposits held as collateral for performance bonds issued by the banks to customers	$1,488,950	$886,336
Less: current portion	974,749	517,073

Non-current portion	$514,201	$369,263

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

5. Trade receivables, net

	As of December 31,
	2016	2015

Trade receivables	$45,050,908	$45,747,802
Allowance for doubtful accounts	(7,976,427)	(7,689,089)
	$37,074,481	$38,058,713

An analysis of the allowance for doubtful accounts for the years ended December 31, 2016 and 2015 is as follows:

	Year ended December 31,
	2016	2015

Balance at beginning of year	$7,689,089	$8,512,850
Addition (recovery) of bad debt expense, net	824,679	(388,002)
Translation adjustments	(537,341)	(435,759)

Balance at end of year	$7,976,427	$7,689,089

6. Other receivables, prepayments and deposits

	As of December 31,
	2016	2015

Advances to employees	$5,731,137	$6,211,955
Deposits for public bid	461,565	967,887
Prepayments to suppliers	3,272,792	3,719,993
Other receivables	763,374	235,924

	10,228,868	11,135,759
Allowance for doubtful accounts	(1,323,900)	(1,286,770)

	$8,904,968	$9,848,989

The advances to employees mainly represent advances for handling selling and logistic activities for the Company in the ordinary course of business.

An analysis of the allowance for doubtful accounts related to other receivables, prepayments and deposits for the years ended December 31, 2016 and 2015 is as follows:

	Year ended December 31,
	2016	2015

Balance at beginning of year	$1,286,770	$1,076,993
Addition of bad debt expense, net	126,558	278,704
Translation adjustments	(89,428)	(68,927)

Balance at end of year	$1,323,900	$1,286,770

7. Inventories

	As of December 31,
	2016	2015

Raw materials	$7,626,337	$7,920,917
Work-in-progress	2,831,115	1,224,069
Finished goods	10,647,422	10,703,842

	21,104,874	19,848,828
Allowance for obsolete inventories	(17,573)	(18,799)

	$21,087,301	$19,830,029

No allowance for obsolete inventories was provided during the years ended December 31, 2016 and 2015.

8. Income tax

United States

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

No provision for U.S. federal and state incomes taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $32.4 million and $29.5 million at December 31, 2016 and 2015, respectively. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

HK

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5% . No provision for Hong Kong profits tax has been made as Star Wealth had no taxable income during the reporting periods.

PRC

SipingJuyuan and Beijing Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As SipingJuyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan ceased to be a sino joint venture after SipingJuyuan acquired 25% equity interest in Beijing Juyuan from Hanyang, the minority foreign business partner, in May 2013. As a result, Beijing Juyuan was subject to EIT at the standard rate of 25% during the years ended December 31, 2016 and 2015.

The components of the provision for income taxes are:

	Year ended December 31,
	2016	2015

Current taxes	$514,649	$-
Deferred taxes	-	-

	$514,649	$-

Reconciliations between the statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2016	2015
U.S. statutory rate	34.00%	34.00%
Foreign income not recognized in the U.S.	(34.00)%	(34.00)%
PRC enterprise income tax rate	25.00%	25.00%
Effect of tax exemptions and relief granted to the subsidiary	(9.12)%	0.00%
Effect of additional deduction on R&D expenses	(9.62)%	(32.55)%
Effect of expenses not deductible for tax purposes	7.24%	4.30%
Effect of Income tax difference under different tax jurisdictions	0.06%	2.80%
Effect of valuation allowance on deferred income tax assets	0.12%	0.45%
Effective tax rate	13.68%	0.00%

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2016 and 2015.

Deferred tax assets as of December 31, 2016 and 2015 are composed of the following:

	As of December 31,
	2016	2015
Short-term
Allowance for doubtful accounts	$1,322,955	$1,260,570
Allowance for obsolete inventories	2,636	2,820
Valuation allowance	(1,176,066)	(1,103,430)
	149,525	159,960
Long-term
Net operating loss carried forward	297,785	313,660
Valuation allowance	(297,785)	(313,660)
Total deferred tax assets	$149,525	$159,960

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized.

9. Property, plant and equipment, net

	As of December 31,
	2016	2015
Cost :
Buildings	$7,537,596	$8,063,661
Plant and machinery	6,072,381	7,119,539
Office equipment	1,118,292	1,162,023
Motor vehicles	527,288	572,237

	15,255,557	16,917,460
Accumulated depreciation	(7,043,693)	(7,250,687)
Construction in progress	225,768	-

Net	$8,437,632	$9,666,773

During the reporting periods, depreciation is included in:

	Year ended December 31,
	2016	2015

Cost of sales and overheads of inventories	$597,743	$587,628
Research and development expenses	302,903	111,407
General and administrative expenses	319,061	281,938

Total depreciation expense	$1,219,707	$980,973

As of December 31, 2016 and 2015, property, plant and equipment with net book values of $4,949,198 and $5,642,506, respectively, were pledged as collateral under certain loan arrangements (see Note 12).

10. Intangible assets

	As of December 31,
	2016	2015

Land use rights	$5,709,399	$6,107,870
Accumulated amortization	(605,278)	(525,180)

	$5,104,121	$5,582,690

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of December 31, 2016 and 2015, certain land use rights were pledged as collateral under certain loan arrangements (see Note 12).

During the years ended December 31, 2016 and 2015, amortization expense amounted to $119,537 and $127,718, respectively. The estimated amortization expense for each of the five succeeding years from 2016 is approximately $120,000 each year.

11. Other payables and accrued expenses

	As of December 31,
	2016	2015

Receipt in advance from customers	$12,658,303	$9,532,334
Pension payable	517,431	553,543
Salaries payable	334,237	347,497
Deferred income	5,193,164	5,747,896
Other payables and accrued expenses	1,822,743	3,550,939
	$20,525,878	$19,732,209

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third party insurances and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Deferred income represents cash subsidies received from government grants, of which, the amount of $1,051,313 and $1,124,686 as of December 31, 2016 and 2015, respectively, is related to several projects that have been completed but are still subject to the government’s inspection. The Company did not recognize any income for those projects as whether the government support is repayable or not is subject to the inspection results.

12. Short-term loans

Short-term loans include the following:

	As of December 31,
	2016	2015

Loan from unrelated party	$-	$6,176,529
Secured bank loans	4,608,494	-
	$4,608,494	$6,176,529

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

On September 2, 2015, the Company obtained a loan in the amount of RMB 12,000,000 (approximately $1,930,000) from a third party individual. The loan is unsecured, bearing no interest rate and due on demand. In December 2015, the Company repaid the loan in the amount of RMB 11,910,000 (approximately $1,916,000).

During the year ended December 31, 2016, the Company borrowed additional funds from this third party individual in the amount of RMB 53,487,813 (approximately $8,052,000) and repaid RMB 93,577,813 (approximately $14,087,000). As of December 31, 2016, the balance of loan from unrelated party was $nil. The Company also advanced RMB 2,521,787 (approximately $380,000) to this individual during the year ended December 31, 2016. The advance bears no interest and is due on demand, which was included in other receivables, prepayments and deposits, net.

Short-term bank loans

In September 2015, the Company entered into a one-year loan agreement with Agricultural Bank of China, pursuant to which the Company obtained a loan in the amount of RMB 38,000,000 ($6,111,781), payable on September 10, 2016. The loan carries an interest rate of 5.060% per annum and the interest is payable monthly. The Company repaid the loan in full as of December 31, 2015.

On May 31, 2016, the Company entered into a one-year loan agreement with Agricultural Bank of China, pursuant to which the Company obtained a loan in the amount of RMB 32,000,000 (approximately $4,817,000), payable on May 30, 2017. The loan carries an interest rate of 4.785% per annum and the interest is payable monthly.

The bank loans are also secured by the following assets of the Company:

	As of December 31,
	2016	2015

Property, plant and equipment (Note 9)	$4,949,198	$5,642,506

Land use rights (Note 10)	5,104,121	5,582,690
	$10,053,319	$11,225,196

13. Long-term loans

Long-term loans include the following:

	As of December 31,
	2016	2015
Unsecured loan	-	539,233
Total	$-	$539,223

In December 2013, the Company obtained a 3-year entrusted loan from a non-financial institution in the amount of $572,794 bearing interest at 3% per annum granted by local government. The entrusted unsecured loan has been repaid in full on December 26, 2016.

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

15. Other income

	Year ended December 31,
	2016	2015

Investment income	$79,509	$91,604
Government grants	448,758	683,771
Other income	7,546	-

	$535,813	$775,375

16. Finance costs

	Year ended December 31,
	2016	2015
Interest expense	$146,422	$72,077
Bank charges and net exchange loss	11,268	12,254

	$157,690	$84,331

17. Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $265,444 and $63,910 for the years ended December 31, 2016 and 2015, respectively.

18. Commitments and contingencies

As of December 31, 2016 and 2015, the Company had contingencies arising from the division of Old Juyuan Company into SipingJuyuan, New Juyuan Company and JuyuanHanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

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

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of December 31, 2016 and 2015 respectively. The Company believes that a reasonable estimate of the possible loss range from $Nil to approximately $1,757,000 as of December 31, 2016 (2015: from $Nil to approximately $1,757,000).

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

19. Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”. The Company’s sales revenues by products for the years ended December 31, 2016 and 2015 were as follows:

	Year ended December 31,
	2016	%	2015	%

Plate heat exchanger	$19,170,010	40	$20,900,957	45

Heat exchange unit	20,951,276	44	15,787,022	34
Air-cooled heat exchanger	-	-	509,975	1
Shell-and-tube heat exchanger	852,347	2	2,569,986	6

Others	6,613,091	14	6,196,105	14

	$47,586,724	100	$45,964,045	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

20. Related party transactions

The related parties consist of as following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zhan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Zhijun Ma	Sales Director
Yongfu Tian	Vice Sales Director
Feng Xu	Factory Director, Manager of production
Yue Cui	Vice President of Production
Jilin Tongda Heat Transfer System Integration, Ltd ( “Tongda”)	The Company has significant influence on Tongda
Liaoning Hongsheng Heat Energy Technology, Ltd ( “Hongsheng”)	The Company has significant influence on Hongsheng

Trade receivables – related party

During the years ended December 31, 2016 and 2015, the Company sold products to Tongda in the amount of $1,309,522 and $257,674, respectively. The corresponding cost for the related party sales was $953,827 and $212,873, respectively. As of December 31, 2016 and 2015, the Company had trade receivables from Tongda in the amount of $1,358,399 and $nil, respectively.

Due from related parties

As of December 31, 2016 and 2015, respectively, the Company advanced $31,978 and $26,896 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

As of December 31, 2016 and 2015, respectively, the Company advanced $nil and $886 to Fucai Zhan for handling selling and logistic activities for the Company in the ordinary course of business.

As of December 31, 2016 and 2015, respectively, the Company advanced $11,003 and $11,771 to Kai Liu for handling selling and logistic activities for the Company in the ordinary course of business.

On June 1, 2016, the Company advanced RMB32,000,000 (approximate $4,817,000) to Hongsheng for the inventory purchase. As of December 31, 2016, the advance was returned to the Company in full due to the change in purchase plan. During the years ended December 31, 2016 and 2015, the Company purchased inventory from Hongsheng in the amount of $nil and $136, 962, respectively. As of December 31, 2016 and 2015, the Company had advance to Hongsheng in the amount of $224,532 and $239,597, respectively, which were included in due from related parties in the accompanying consolidation balance sheets.

During the years ended December 31, 2016 and 2015, the Company made loans to Tongda in the amount of $1,857,761 and $976,598, and Tongda repaid to the Company in the amount of $1,589,691 and $976,598, respectively. The loans were nonsecured, noninterest bearing and due on demand. On December 28, 2016, the Company sold certain used equipment with original cost and net book value of $977,650 and $121,307, respectively, to Tongda in exchange for $1,315,958 including VAT. As of December 31, 2016 and 2015, the Company had loans to Tongda in the amount of $256,461 and $nil, and receivable from Tongda regarding sale of equipment in the amount of $1,315,958 and $nil, respectively, both of which were included in due from related parties in the accompanying consolidation balance sheets.

Due to related parties

Due to related parties consist of the following:

	Year ended December 31,
	2016	2015
Zhigang Xu	$72,008	$77,033
Kai Liu	144,015	154,067
Zhijun Ma	6,788	12,757
Yongfu Tian	-	77,033
Yue Cui	11,923	-
Fucai Zhan	148,498	108,733
	$383,232	$428,737

Amounts owed by the Company represent loans obtained from related parties and expenses paid by related parties, which are non-secured, non-interest bearing, and due on demand.

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