Form 10-Q
period 2017-03-31
THT Heat Transfer Technology, Inc.
filed 2017-05-15
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended March 31, 2017

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

ii

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,179,069	$6,609,680
Restricted cash, current	596,187	974,749
Trade receivables, net	32,107,273	37,074,481
Trade receivables - related party	241,024	1,358,399
Bills receivable	2,838,493	398,374
Other receivables, prepayments and deposits, net	10,109,566	8,904,968
Due from related parties	1,720,690	1,839,932
Inventories, net	23,008,069	21,087,301
Deferred tax assets	302,050	149,525
Total Current Assets	76,102,421	78,397,409

Restricted cash, non-current	1,107,338	514,201
Retention receivable	1,668,830	1,653,956
Property, plant and equipment, net	8,258,750	8,437,632
Land use rights, net	5,114,718	5,104,121
TOTAL ASSETS	$92,252,057	$94,107,319

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	5,838,876	6,727,206
Other payables and accrued liabilities	20,408,328	20,525,878
Income tax payable	515,262	511,314
Short-term loans	4,644,075	4,608,494
Due to related parties	389,934	383,232
Total Current Liabilities	31,796,475	32,756,124

TOTAL LIABILITIES	31,796,475	32,756,124

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at March 31, 2017 and December 31, 2016	20,454	20,454
Additional paid-in capital	26,524,324	26,524,324
Statutory reserve	4,270,861	4,270,861
Retained earnings	31,005,187	32,366,400
Accumulated other comprehensive loss	(1,365,244)	(1,830,844)
TOTAL SHAREHOLDERS’ EQUITY	60,455,582	61,351,195

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$92,252,057	$94,107,319

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Loss
(Stated in US dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

REVENUES:
Sales revenue	$3,998,106	$4,100,826
Sales revenue - related party	8,215	-
Total Revenues	4,006,321	4,100,826
COST OF REVENUES	(2,167,826)	(2,972,726)
Gross Profit	1,838,495	1,128,100

Operating expenses
General and administrative expenses	822,601	1,941,692
Research and development expenses	317,998	419,857
Selling expenses	2,222,048	1,407,280
Total Operating Expenses	3,362,647	3,768,829

Loss from operations	(1,524,152)	(2,640,729)

Other Income (Expenses)
Interest income	3,270	3,561
Other income	42,985	-
Investment income	23,474	2,861
Finance costs	(58,212)	(18,574)
Other expenses	-	(7,646)
Total Other Income (Expenses)	11,517	(19,798)

Loss before income taxes	(1,512,635)	(2,660,527)
Income tax benefits	151,422	345,119
Net Loss	(1,361,213)	(2,315,408)

Comprehensive Loss
Net Loss	(1,361,213)	(2,315,408)
Other Comprehensive Income
Foreign currency translation adjustments	465,600	374,315
Comprehensive Loss	(895,613)	(1,941,093)

Loss per common share
Basic and diluted	$(0.07)	$(0.11)

Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,361,213)	$(2,315,408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	287,962	392,601
Deferred tax assets	(151,422)	(345,119)
Allowance for doubtful accounts	(323,617)	1,146,575
Changes in operating assets and liabilities:
Trade receivables, net	5,716,769	5,466,851
Trade receivables - related party	1,128,239	-
Bills receivable	(2,437,857)	(1,453,908)
Other receivables, prepayments and deposits	(111,312)	(100,870)
Due from related parties	2,573	8,918
Inventories, net	(1,758,545)	(582,305)
Retention receivable	(2,105)	136,022
Accounts payable	(947,520)	240,103
Other payables and accrued liabilities	(262,057)	(1,009,872)
Income tax payable	-	(19,947)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(220,105)	1,563,641

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(203,146)	(271,283)
Payments to acquire property, plant and equipment	(8,096)	(1,608)
Loans made to others	(1,742,110)	-
Loans made to related party	(101,362)	-
Repayments from others	579,251	-
Repayments from related party	232,281	-
NET CASH USED IN INVESTING ACTIVITIES	(1,243,182)	(272,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loans	-	(5,465,250)
Proceeds from related parties	20,585	122,334
Repayments to related parties	(30,901)	(66,536)
NET CASH USED IN FINANCING ACTIVITIES	(10,316)	(5,409,452)

Effect of foreign currency translation on cash and cash equivalents	42,992	(683)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,430,611)	(4,119,385)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$6,609,680	$9,680,293
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,179,069	$5,560,908

Supplementary Disclosures of Cash Flow Information:
Interest paid	$55,573	$18,574
Income taxes paid	$-	$21,494

Non-cash investing and financing activities:
Operating expense paid by related parties	$14,060	$-
Liabilities assumed in connection with purchase of property, plant and equipment	$6,936	$6,381

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

1. Corporate information

THT Heat Transfer Technology, Inc. (the “Company” or “THT” or the “Surviving Corporation”) is a Nevada corporation with major operations in the People's Republic of China (the "PRC").

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

3. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto for the year ended December 31, 2016 filed with the SEC in the Company’s Form 10-K on April 17, 2017.

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

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of March 31, 2017 and December 31, 2016, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

Recently issued accounting pronouncements

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC's reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

4. Trade receivables, net

	March 31,	December 31,
	2017	2016
	(Unaudited)

Trade receivables	$39,683,875	$45,050,908
Less: Allowance for doubtful accounts	(7,576,602)	(7,976,427)
	$32,107,273	$37,074,481

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended
	March 31,
	(Unaudited)
	2017	2016

Balance at beginning of period	$7,976,427	$7,689,089
Adjustment of bad debt expense	(461,563)	625,223
Translation adjustments	61,738	59,921
Balance at end of period	$7,576,602	$8,374,233

5. Inventories, net

	March 31,	December 31,
	2017	2016
	(Unaudited)

Raw materials	$8,369,093	$7,626,337
Work-in-progress	3,383,932	2,831,115
Finished goods	11,272,753	10,647,422
	23,025,778	21,104,874
Allowance for obsolete inventories	(17,709)	(17,573)
	$23,008,069	$21,087,301

No allowance for obsolete inventories was recognized during the three months ended March 31, 2017 and 2016.

6. Income tax

The effective tax rate is -10% and -13% for the three months period ended March 31, 2017 and 2016, respectively.

7. Property, plant and equipment, net

As of March 31, 2017 and December 31, 2016, property, plant and equipment with net book values of $4,905,482 and $4,949,198, respectively, were pledged as collateral under certain loan arrangements (see Note 9).

8. Land use rights, net

As of March 31, 2017 and December 31, 2016, land use rights with net book values of $5,114,718 and $5,104,121, respectively, were pledged as collateral under certain loan arrangements (see Note 9).

During the three months ended March 31, 2017 and 2016, amount recognized for amortization of land use rights were $28,820 and $30,357, respectively.

9. Short-term loans

Short-term bank loans

On May 31, 2016, the Company entered into a one-year loan agreement with Agricultural Bank of China, pursuant to which the Company obtained a loan in the amount of RMB 32,000,000 (approximately $4,645,626), payable on May 30, 2017. The loan carries an interest rate of 4.785% per annum and the interest is payable monthly.

The secured bank loans were secured by the following assets of the Company:

	March 31,	December 31,
	2017	2016
	(Unaudited)

Property, plant and equipment (Note 7)	4,905,482	4,949,198
Land use rights (Note 8)	5,114,718	5,104,121
	$10,020,200	$10,053,319

Short-term loans from unrelated party

During the year ended December 31, 2016, the Company borrowed funds from a third party individual in the amount of RMB 53,487,813 (approximately $8,052,000) and repaid RMB 93,577,813 (approximately $14,087,000). As of December 31, 2016, the balance of loan from unrelated party was $nil. The Company also advanced RMB 2,521,787 (approximately $380,000) to this individual during the year ended December 31, 2016. The advance bears no interest and is due on demand. The net advance was included in other receivables, prepayments and deposits, net.

During the three months ended March 31, 2017, the Company advanced additional funds to this third party individual in the amount of RMB 12,000,000 (approximately $1,742,000) and received repayment of RMB 3,990,000 (approximately $579,000). The advance bears no interest and is due on demand. The advance was included in other receivables, prepayments and deposits, net.

10. Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature, production processes, and distribution methods of the products are substantially similar. The management concluded that the Company should be considered in a single reportable segment under ASC 280 “Segment Reporting”.

The Company’s sales revenues by products for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
	2017	%	2016	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$2,399,254	60	$1,940,078	48
Heat exchange unit	854,242	21	1,519,173	37
Shell-and-tube heat exchanger	2,817	-	-	-
Others	750,008	19	641,575	15
	$4,006,321	100	$4,100,826	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

11. Related party transactions

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zhan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Zhijun Ma	Sales Director
Yongfu Tian	Vice Sales Director
Feng Xu	Factory Director, Manager of production
Yue Cui	Vice President of Production
Jilin Tongda Heat Transfer System Integration, Ltd ( “Tongda”)	The Company has significant influence on Tongda
Liaoning Hongsheng Heat Energy Technology, Ltd ( “Hongsheng”)	The Company has significant influence on Hongsheng

Trade receivables – related party

During the three months ended March 31, 2017 and 2016, the Company sold products to Tongda in the amount of $8,215 and $nil, respectively. The corresponding costs of the related party sales were $3,742 and $nil, respectively. As of March 31, 2017 and December 31, 2016, the Company had trade receivables from Tongda in the amount of $241,024 and $1,358,399, respectively.

Due from related parties

As of March 31, 2017 and December 31, 2016, respectively, the Company advanced $8,146 and $31,978 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

As of March 31, 2017 and December 31, 2016, respectively, the Company advanced $11,088 and $11,003 to Kai Liu for handling selling and logistic activities for the Company in the ordinary course of business.

As of March 31, 2017 and December 31, 2016, respectively, the Company advanced $21,507 and $nil to Zhijun Ma for handling selling and logistic activities for the Company in the ordinary course of business.

As of March 31, 2017 and December 31, 2016, respectively, the Company had advance to Hongsheng in the amount of $226,265 and $224,532 for inventory purchase prepayment. The amounts were included in due from related parties in the accompanying consolidation balance sheets.

During the three months ended March 31, 2017 and 2016, the Company made loans to Tongda in the amount of $101,362 and $122,334, and Tongda repaid to the Company in the amount of $232,281 and $66,536, respectively. The loans were non-secured, non-interest bearing and due on demand. As of March 31, 2017 and December 31, 2016, the Company had loans to Tongda in the amount of $1,453,684 and $1,572,419, respectively, which were included in due from related parties in the accompanying consolidation balance sheets.

Due to related parties

Due to related parties consist of the following:

	March 31,	December 31,
	2017	2016
	(Unaudited)
Zhigang Xu	72,564	72,008
Fucai Zhan	146,173	148,498
Kai Liu	145,127	144,015
Zhijun Ma	-	6,788
Yue Cui	26,070	11,923
	$389,934	$383,232

Amounts owed by the Company represent non-secured and non-interest bearing loans obtained from related parties which are due on demand.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first quarter of 2017:

  Sales revenue: Sales revenues decreased by $0.09 million, or 2.3%, to $4.01 million for the three months ended March 31, 2017, from $4.10 million for the same period in 2016.

  Gross profit: Gross profit increased by $0.71 million, or 62.97%, to $1.84 million for the three months ended March 31, 2017, from $1.13 million for the same period in 2016. As a percentage of sales revenue, gross profit increased by 18.38% to 45.89% for the three months ended March 31, 2017, from 27.51% for the same period in 2016.

  Net loss: Net loss decreased by $0.96 million, or 41.21%, to $1.36 million for the three months ended March 31, 2017, from $2.32 million for the same period in 2016.

  Fully diluted net loss per share: Fully diluted net loss per share was $0.07 for the three months ended March 31, 2017, as compared to $0.11 for the same period in 2016.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	March 31,		$	%
	2017	2016	Change	Change
Sales revenue	$3,998,106	$4,100,826	$(102,720)	(2.50)
Sales revenue – related party	8,215	-	8,215	100.00
Total sales revenues	4,006,321	4,100,826	(94,505)	(2.30)
Cost of revenues	(2,167,826)	(2,972,726)	(804,900)	(27.08)
Gross profit	1,838,495	1,128,100	710,395	62.97
Operating expenses:
General and administrative expenses	822,601	1,941,692	(1,119,091)	(57.63)
Research and development expenses	317,998	419,857	(101,859)	(24.26)
Selling expenses	2,222,048	1,407,280	814,768	57.90
Total operating expenses	3,362,647	3,768,829	(406,182)	(10.78)

Loss from operations	(1,524,152)	(2,640,729)	(1,116,577)	(42.28)
Interest income	3,270	3,561	(291)	(8.17)
Other income	42,985	-	42,985	100.00
Investment income	23,474	2,861	20,613	720.48
Other expenses	-	(7,646)	(7,646)	(100.00)
Finance costs	(58,212)	(18,574)	39,638	213.41

Loss before income taxes	(1,512,635)	(2,660,527)	(1,147,892)	(43.15)
Income tax benefits	151,422	345,119	(193,697)	(56.12)
Net loss	(1,361,213)	(2,315,408)	(954,195)	(41.21)

Sales revenues. Our sales revenues is generated from sales of heat exchange products. Sales revenues decreased by approximately $0.09 million, or 2.30%, to $4.01 million for the three months ended March 31, 2017, from $4.10 million for the same period in 2016. Our sales volume in the three months ended March 31, 2017 amounted to 305 units, a decrease of 27 units, from 332 units for the same period in 2016. Such decrease was mainly due to the decreased sales revenues from heat exchanger unit, offset by increase in sales revenues from plate heat exchanger and other products in the three months ended March 31, 2017 as compared with the same period in 2016. Sales revenues from plate heat exchangers increased by $0.46 million, or 23.67%, to $2.40 million for the three months ended March 31, 2017, from $1.94 million for the same period in 2016. Sales revenues from heat exchange unit decreased by $0.67 million, or 43.77%, to $0.85 million for the three months ended March 31, 2017, from $1.52 million for the same period in 2016. Sales revenues from other products increased by $0.11 million, or 16.90%, to $0.75 million for the three months ended March 31, 2017, from $0.64 million for the same period in 2016. The demand for heat exchange units usually peaks from May to November due to its seasonality. We sold more heat exchange unit for the three-month period ended March 31, 2016 because the sales of heat exchange units in this period also contains orders made in 2015, which were produced and sold in 2016. We sold more plate heat exchangers due to a rise in demand for the three-month period ended March 31, 2017.

The following table shows our sales revenues by product for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	$	%	$	%
Plate heat exchanger	$2,399,254	60	$1,940,078	48
Heat exchange unit	854,242	21	1,519,173	37
Shell-and-tube heat exchanger	2,817	-	-	-
Others	750,008	19	641,575	15
TOTAL REVENUES	$4,006,321	100	$4,100,826	100

Cost of revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of revenues decreased by $0.80 million, or 27.08%, to $2.17 million for the three months ended March 31, 2017, from $2.97 million for the three months ended March 31, 2016. Cost of revenues as a percentage of sales revenues were 54.11% and 72.49% for the three months ended March 31, 2017 and 2016, respectively, a decrease of 18.38 percentage points. Cost of revenues decreased in a larger scale than decrease in sales revenues due to the difference in product structure between periods. Comparing the three-month period ended March 31, 2016 and March 31, 2017, we sold less heat exchange units, a product that requires more material and labor to assemble compared to the rest of our products.

Gross profit. Our gross profit is equal to the difference between our sales revenues and our cost of revenues. Our gross profit increased by $0.71 million, or 62.97%, to $1.84 million for the three months ended March 31, 2017, from $1.13 million for the same period in 2016. The increase in our gross profit was mainly attributable to decrease in cost of revenues. The average unit selling price of our products also increased by 6.34% in the three months ended March 31, 2017 in comparison with the same period in 2016. As a result of these factors, our gross profit margin for the three months ended March 31, 2017 increased to 45.89% from 27.51% for the same period in 2016.

General and administrative expenses. Our general and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our general and administrative expenses decreased by $1.12 million, or 57.63%, to $0.82 million for the three months ended March 31, 2017, from $1.94 million for the same period in 2016. As a percentage of sales revenues, general and administrative expenses decreased to 20.53% for the three months ended March 31, 2017, as compared to 47.35% for the same period in 2016. The decrease in general and administrative expenses was primarily because more allowance for doubtful accounts was reserved in the three months ended March 31, 2016 due to slow-moving economy. We reserved less allowance for doubtful accounts for the three months ended March 31, 2017 due to a healthier collection of our receivables.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expenses in research and development projects. Our research and development expenses decreased by $0.10 million, or 24.26%, to $0.32 million for the three months ended March 31, 2017, from $0.42 million for the same period in 2016. The decrease in research and development expenses was mainly attributable to fewer new products was ordered, which led to less research and development activities.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by $0.81 million, or 57.90%, to $2.22 million for the three months ended March 31, 2016, from $1.41 million for the same period in 2016. As a percentage of sales revenues, selling expenses increased to 55.46% for the three months ended March 31, 2017, as compared to 34.32% for the same period in 2016. The increase was mainly due to the increase of products installment expenses and the Company’s effort to develop new customers.

Loss before income taxes. Loss before income taxes decreased by $1.15 million, or 43.15%, to $1.51 million for the three months ended March 31, 2017, from $2.66 million for the same period in 2016. Such decrease was mainly attributable to the decrease in operating expenses.

Income tax benefits. Our income tax benefits decreased to $0.15 million for the three months ended March 31, 2017, from $0.35 million for the same period in 2016, as a result of lesser net loss in the quarter ended March 31, 2017 compared to the same period in 2016.

Net loss. As a result of the cumulative effect of the foregoing factors, our net loss decreased by $0.96 million, or 41.21%, to $1.36 million for the three months ended March 31, 2017, from $2.32 million for the same period in 2016. As a percentage of sales revenues, our net loss was 33.98 % and 56.46% for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $5.18 million. We anticipate that cash on hand will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts for accounts receivable is appropriate. We have an installment payment arrangement with our customers. The current economic upturn and strengthen the relationship between us and our customers, which in turn caused us to decrease our allowance for doubtful accounts for accounts receivable from $8.37 million in the three months ended March 31, 2016 to $7.58 million in the same period in 2017. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

Our allowance of obsolete inventory is also appropriate because we purchase raw materials after we receive purchase orders. Although our customers may delay their payment or delivery schedules, which increase our inventories, they do not cancel their orders so as to cause us to classify the delayed inventories as obsolete inventories.

Although the situation of delayed payments and delayed delivery schedules is getting better in this period, we will still take the following measures to mitigate the situation: 1) send the collection letters or call the customers to request payment; 2) appoint specialists to visit our customers to collect payment; and 3) file law suits.

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

Cash Flow

	Three Months Ended March
	31,
	2017	2016
Net cash provided by (used in) operating activities	$(220,105)	$1,563,641
Net cash used in investing activities	(1,243,182)	(272,891)
Net cash used in financing activities	(10,316)	(5,409,452)
Effects of exchange rate change in cash	42,992	(683)
Net decrease in cash and cash equivalents	(1,430,611)	(4,119,385)
Cash and cash equivalents at beginning of the period	6,609,680	9,680,293
Cash and cash equivalents at end of the period	$5,179,069	$5,560,908

Operating Activities

Net cash used in operating activities was $0.22 million for the three months ended March 31, 2017, compared with $1.56 million net cash provided by for the same period in 2016. The decrease in net cash provided by operating activities was mainly due to the decrease in change in allowance for doubtful accounts of $1.47 million, bills receivable of $0.98 million, inventories, net of $1.18 million and accounts payable of $1.19 million, partially offset by increase in change in net loss of $0.95 million, trade receivables from a related party of $1.13 million which was our revenue generated from sales activities with Jilin Tongda Heat Transfer System Integration, Co., Ltd., and other payables and accrued liabilities of $0.75 million.

Investing Activities

Net cash used in investing activities was $1.24 million for the three months ended March 31, 2017, compared with $0.27 million for the same period in 2016. The increase of net cash used in investing activities was primarily due to increase in loans made to others of $1.74 million, offset by the repayment from others and related parties of $0.58 million and $0.23 million, respectively.

Financing Activities

Net cash used in financing activities was $0.01 million for the three months ended March 31, 2017, compared with $5.41 million for the same period in 2016. The decrease in net cash used in financing activities is due to decrease in repayment of short-term loans. We did not repay any short-term loan for the three months ended March 31, 2017, compared to $5.47 million repayment for the same period in 2016.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three Months Ended March 31,
	2017	2016
Purchase of equipment	8,096	1,608
Total capital expenditures	$8,096	$1,608

We estimate that our total capital expenditures in fiscal year 2017 will reach approximately $0.85 million to buy the equipment for necessary products used in the nuclear power industry.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2017. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016, which we are still in the process of remediating as of March 31, 2017, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, our management identified material weakness related to our lack of: (1) Sufficient and adequately trained accounting and finance personnel (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department, which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2017, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the first quarter of 2017 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the first quarter of 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2017, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2017	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
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