Form 10-Q
period 2017-06-30
THT Heat Transfer Technology, Inc.
filed 2017-08-15
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended June 30, 2017

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheet
(Stated in US dollars)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,211,863	$6,609,680
Restricted cash, current	817,637	974,749
Trade receivables, net	33,849,248	37,074,481
Trade receivables - related party	245,065	1,358,399
Bills receivable	1,810,137	398,374
Other receivables, prepayments and deposits, net	8,545,563	8,904,968
Due from related parties	2,007,804	1,839,932
Inventories, net	25,202,002	21,087,301
Total Current Assets	76,689,319	78,247,884

Restricted cash, non-current	1,042,139	514,201
Retention receivable	834,768	1,653,956
Property, plant and equipment, net	8,559,875	8,437,632
Land use rights, net	5,171,162	5,104,121
Deferred tax assets	633,925	149,525

TOTAL ASSETS	$92,931,188	$94,107,319

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,619,442	$6,727,206
Other payables and accrued liabilities	21,486,356	20,525,878
Income tax payable	-	511,314
Short-term loans	4,721,923	4,608,494
Due to related parties	1,380,881	383,232
Total Current Liabilities	33,208,602	32,756,124

TOTAL LIABILITIES	33,208,602	32,756,124

SHAREHOLDERS’ EQUITY

Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at June 30, 2017 and December 31, 2016	20,454	20,454
Additional paid-in capital	26,524,324	26,524,324
Statutory reserve	4,270,861	4,270,861
Retained earnings	29,297,188	32,366,400
Accumulated other comprehensive loss	(390,241)	(1,830,844)
TOTAL SHAREHOLDERS’ EQUITY	59,722,586	61,351,195

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$92,931,188	$94,107,319

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Loss
(Stated in US dollars)
(Unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2017	2016	2017	2016
Revenues:
Sales revenue	$11,540,890	$11,914,496	$7,542,784	$7,813,670
Sales revenue - related party	8,232	3,089	-	3,089
Total Revenues	11,549,122	11,917,585	7,542,784	7,816,759

Cost of Revenues	(6,854,567)	(7,464,516)	(4,686,741)	(4,491,790)
Gross Profit	4,694,555	4,453,069	2,856,043	3,324,969

Operating Expenses
General and Administrative expenses	2,677,819	2,510,597	1,855,218	1,057,606
Research and development expenses	732,575	531,901	414,577	112,044
Selling expenses	4,774,451	3,704,436	2,552,403	1,808,455
Total Operating Expenses	8,184,845	6,746,934	4,822,198	2,978,105

Income (Loss) from Operations	(3,490,290)	(2,293,865)	(1,966,155)	346,864

Other Income (Expenses)
Interest income	6,509	9,328	3,239	5,767
Other income	50,345	91,809	7,360	99,455
Finance costs	(119,564)	(34,722)	(61,352)	(16,148)
Investment income	28,943	8,793	5,469	5,932
Other expense	(18,526)	-	(18,526)	-
Total Other Income (Expenses)	(52,293)	75,208	(63,810)	95,006

Income (Loss) before Income Taxes	(3,542,583)	(2,218,657)	(2,029,965)	441,870
Income Tax Benefit (Expense)	473,371	251,091	321,949	(94,028)
Net Income (Loss)	$(3,069,212)	$(1,967,566)	$(1,708,016)	$347,842

Comprehensive Loss
Net Income (Loss)	$(3,069,212)	$(1,967,566)	$(1,708,016)	$347,842
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	1,440,603	(1,386,991)	975,020	(1,761,306)
Comprehensive Loss	$(1,628,609)	$(3,354,557)	$(732,996)	$(1,413,464)

Earnings (Loss) per common share
Basic and diluted	$(0.15)	$(0.10)	$(0.08)	$0.02
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Six Months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,069,212)	$(1,967,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sales of property, plant and equipment	336	-
Depreciation and amortization	585,382	710,398
Deferred tax assets	(473,908)	(251,091)
Allowance for doubtful accounts	652,766	680,808
Changes in operating assets and liabilities:
Trade receivables, net	3,564,582	3,090,853
Trade receivables - related party	1,130,521	-
Bills receivable	(1,382,093)	(831,034)
Other receivables, prepayments and deposits	65,317	1,194,637
Inventories, net	(3,544,733)	(1,235,333)
Retention receivable	847,713	1,020,317
Due from related parties	30,225	(4,887,120)
Accounts payable	(1,262,249)	156,860
Other payables and accrued expenses	462,912	(157,782)
Income taxes payable	(516,476)	176
NET CASH USED IN OPERATING ACTIVITIES	(2,908,917)	(2,475,877)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(329,443)	(104,847)
Proceeds from disposal of property, plant and equipment	324	-
Payments to acquire property, plant and equipment	(437,112)	(26,020)
Loans made to others	(1,742,110)	(619,704)
Loans made to related party	(383,825)	(204,289)
Repayments from others	2,112,475	-
Repayments from related party	232,751	122,410
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(546,940)	(832,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from bank loan	4,710,080	11,571,429
Repayment to bank loan	(4,664,845)	(12,729,135)
Proceeds from related parties	1,839,765	-
Repayments to related parties	(879,638)	-
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,005,362	(1,157,706)

Effect of foreign currency translation on cash and cash equivalents	52,678	(132,590)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,397,817)	(4,598,623)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,609,680	9,680,293
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,211,863	$5,081,670

Supplementary Disclosures for Cash Flow Information:
Interest paid	$111,376	$29,733
Income taxes paid	$538,176	$21,494
Non-cash investing and financing activities:
Operating expense paid by related party	$14,088	$-
Liabilities assumed in connection with purchase of property, plant and equipment	$6,936	$31,949

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

Certain amounts from prior year have been reclassified to conform to the current year presentation. The reclassification has resulted in no change to the Company’s retained earnings or net income presented.

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of June 30, 2017 and December 31, 2016, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

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

4. Trade receivables, net

	June 30,	December 31,
	2017	2016
	(Unaudited)

Trade receivables	$42,543,934	$45,050,908
Less: Allowance for doubtful accounts	(8,694,686)	(7,976,427)
	$33,849,248	$37,074,481

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2017 and 2016 is as follows:

	Six months ended
	June 30,
	(Unaudited)
	2017	2016

Balance at beginning of period	$7,976,427	$7,689,089
Adjustment of bad debt expense	514,540	676,027
Translation adjustments	203,719	(187,725)
Balance at end of period	$8,694,686	$8,177,391

5. Inventories, net

	June 30,	December 31,
	2017	2016
	(Unaudited)

Raw materials	$7,410,684	$7,626,337
Work-in-progress	5,189,730	2,831,115
Finished goods	12,619,593	10,647,422
	25,220,007	21,104,874
Allowance for obsolete inventories	(18,005)	(17,573)
	$25,202,002	$21,087,301

No allowance for obsolete inventories was recognized during the six months ended June 30, 2017 and 2016.

6. Income tax

The effective tax rate was -16% and 21% for the three-month period ended June 30, 2017 and 2016, respectively. The effective tax rate was -13% and -11% for the six-month period ended June 30, 2017 and 2016, respectively.

7. Property, plant and equipment, net

As of June 30, 2017 and December 31, 2016, property, plant and equipment with net book values of $4,904,412 and $4,949,198, respectively, were pledged as collateral under certain loan arrangements (see Note 9).

8. Land use rights, net

As of June 30, 2017 and December 31, 2016, land use rights with net book values of $5,171,162 and $5,104,121, respectively, were pledged as collateral under certain loan arrangements (see Note 9).

During the six months ended June 30, 2017 and 2016, amount recognized for amortization of land use rights was $57,757 and $60,752, respectively.

9. Short-term loans

Short-term bank loans

On May 31, 2016, the Company entered into a one-year loan agreement with Agricultural Bank of China, pursuant to which the Company obtained a loan in the amount of RMB32,000,000, or $4,664,845, payable on May 30, 2017. The loan carries an interest rate of 4.785% per annum and the interest is payable monthly. The loan was repaid in full on May 26, 2017. On June 6, 2017, the Company entered into another one-year loan agreement with Agricultural Bank of China to obtain a loan in the amount of RMB32,000,000, or $4,710,080, payable on June 6, 2018 with the same interest rate payable monthly.

The bank loans discussed above were secured by the following assets of the Company:

	June 30,	December 31,
	2017	2016
	(Unaudited)

Property, plant and equipment (Note 7)	$4,904,412	$4,949,198
Land use rights (Note 8)	5,171,162	5,104,121
	$10,075,574	$10,053,319

Short-term loans from unrelated party

During the year ended December 31, 2016, the Company borrowed funds from a third party individual in the amount of RMB53,487,813 (approximately $8,052,000) and repaid RMB93,577,813 (approximately $14,087,000). As of December 31, 2016, the balance of loan from unrelated party was $nil. The Company also advanced RMB2,521,787 (approximately $380,000) to this individual during the year ended December 31, 2016. The advance bears no interest and is due on demand. The advance was included in other receivables, prepayments and deposits, net.

During the six months ended June 30, 2017, the Company advanced additional funds to this third party individual in the amount of RMB12,000,000, or $1,742,110 and received RMB14,521,787, or $2,112,475 as repayment for all outstanding advances.

For the six months ended June 30, 2017 and 2016, the Company included interest expense related to short-term loans of $111,376 and $29,733, respectively in finance costs.

10. Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”.

The Company’s sales revenues by products for the six months ended June 30, 2017 and 2016 were as follows:

	Six months ended June 30,
	2017	%	2016	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$5,818,987	50	$5,075,804	43
Heat exchange unit	2,840,480	25	4,336,349	36
Air-cooled heat exchanger	89,905	1	-	-
Shell-and-tube heat exchanger	2,823	-	272,023	2
Others	2,796,927	24	2,233,409	19
	$11,549,122	100	$11,917,585	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

11. Related party transactions

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zhan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Jilin Tongda Heat Transfer System Integration, Ltd. (“Tongda”)	The Company has significant influence on Tongda
Liaoning Hongsheng Heat Energy Technology, Ltd. (“Hongsheng”)	The Company has significant influence on Hongsheng

Trade receivables – related party

During the six months ended June 30, 2017 and 2016, the Company sold products to Tongda in the amount of $8,232 and $3,089, respectively. The corresponding costs of the related party sales were $3,750 and $1,731, respectively. As of June 30, 2017 and December 31, 2016, the Company had trade receivables from Tongda in the amount of $245,065 and $1,358,399, respectively.

Due from related parties

As of June 30, 2017 and December 31, 2016, respectively, the Company advanced $nil and $31,978 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

As of June 30, 2017 and December 31, 2016, respectively, the Company advanced $11,274 and $11,003 to Kai Liu for handling selling and logistic activities for the Company in the ordinary course of business.

As of June 30, 2017 and December 31, 2016, respectively, the Company advanced $2,030 and $nil to Zhijun Ma for handling selling and logistic activities for the Company in the ordinary course of business.

As of June 30, 2017 and December 31, 2016, respectively, the Company had advance to Hongsheng in the amount of $230,133 and $224,532 for inventory purchase prepayment. The amounts were included in due from related parties in the accompanying consolidation balance sheets.

During the six months ended June 30, 2017 and 2016, the Company made loans to Tongda in the amount of $383,825 and $204,289, and Tongda repaid to the Company in the amount of $232,751 and $122,410, respectively. The loans were non-secured, non-interest bearing and due on demand. As of June 30, 2017 and December 31, 2016, the Company had loans to Tongda in the amount of $1,764,367 and $1,572,419, respectively, which were included in due from related parties in the accompanying consolidation balance sheets.

Due to related parties

Due to related parties consist of the following:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Zhigang Xu	$73,780	$72,008
Fucai Zhan	147,632	148,498
Kai Liu	147,560	144,015
Others	1,009,531	18,711
Guohong Zhao	2,378	-
	$1,380,881	$383,232

Amounts owed by the Company represent non-secured and non-interest bearing loans obtained from related parties which are due on demand.

The Company received loans from office managers and an individual who has significant influence over the Company (collectively the “Others”). During the six months ended June 30, 2017, the Company was advanced $1,783,724 from the individual and made repayment of $814,628.

12. Subsequent events

In November 2016, the Company entered into an capital injection agreement with Jilin Science and Technology Fund Operation Service Center (the “Center”), an organization controlled by local government, pursuant to which the Center will invest RMB9,000,000 ($1,335,495) in Siping Juyuan in order to obtain 1.18% of the ownership interest in Siping Juyuan. Based on the agreement, the Center is entitled to the ownership interest after completion of registration process with the local administrative department and the investment. The Company completed the registration on July 20, 2017 and received the investment proceed from the Center on July 27, 2017. The transaction was then consummated.

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

Overview of our Business

We are a leading total solution provider in the heat exchange industry. Our major products are plate heat exchangers, heat exchange units, air-cooled heat exchangers and shell-and-tube heat exchangers. Unlike most other heat exchanger manufacturers in China, we not only provide heat exchange products, but also provide total solutions to our customers. As a total solutions provider, we analyze the working condition of our customers, provide optimized designs based on analysis and simulation, offer high quality heat exchange products, and continuously assist our customers in improving the heat exchange process.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Recent Development

In November 2016, the Company entered into an capital injection agreement with Jilin Science and Technology Fund Operation Service Center (the “Center”), an organization controlled by local government, pursuant to which the Center will invest RMB9,000,000 ($1,335,495) in Siping Juyuan in order to obtain 1.18% of the ownership interest in Siping Juyuan. Based on the agreement, the Center is entitled to the ownership interest after completion of registration process with the local administrative department and the investment. The Company completed the registration on July 20, 2017 and received the investment proceed from the Center on July 27, 2017. The transaction was then consummated.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2017:

•	Sales revenue: Sales revenue decreased by $0.27 million, or 3.50%, to $7.54 million for the three months ended June 30, 2017, from $7.81 million for the same period in 2016.

•

Gross profit: Gross profit decreased by $0.46 million, or 14.10%, to $2.86 million for the three months ended June 30, 2017, from $3.32 million for the same period in 2016. As a percentage of sales revenue, gross profit decreased by 4.68% to 37.86 % for the three months ended June 30, 2017, from 42.54% for the same period in 2016.

•	Net loss: Net loss increased by $2.06 million, or 591.03%, to $1.71 million for the three months ended June 30, 2017, from net income of $0.35 million for the same period in 2016.

•

Fully diluted net loss per share: Fully diluted net loss per share was $0.08 for the three months ended June 30, 2017, as compared to fully diluted net income per share of $0.02 for the same period in 2016.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and June 30, 2016

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	June 30,		$	%
	2017	2016	Change	Change
Sales revenue-third parties	$7,542,784	$7,813,670	$(270,886)	(3.47)
Sales revenue-related party	-	3,089	(3,089)	(100.00)
Total sales revenues	7,542,784	7,816,759	(273,975)	(3.50)
Total cost of revenues	(4,686,741)	(4,491,790)	(194,951)	(4.34)
Gross profit	2,856,043	3,324,969	(468,926)	(14.10)
Operating expenses:
General and administrative expenses	1,855,218	1,057,606	797,612	75.42
Research and development expenses	414,577	112,044	302,533	270.01
Selling expenses	2,552,403	1,808,455	743,948	41.14
Total operating expenses	4,822,198	2,978,105	1,844,093	61.92

Income (loss) from operations	(1,966,155)	346,864	(2,313,019)	(666.84)
Interest income	3,239	5,767	(2,528)	(43.84)
Other income	7,360	99,455	(92,095)	(92.60)
Finance costs	(61,352)	(16,148)	(45,204)	(279.94)
Investment income	5,469	5,932	(463)	(7.81)
Other expenses	(18,526)	-	(18,526)	(100.00)

Income (loss) before income taxes	(2,029,965)	441,870	(2,471,835)	(559.40)
Income tax benefits (expense)	321,949	(94,028)	415,977	(442.40)
Net income (loss)	$(1,708,016)	$347,842	$(2,055,858)	(591.03)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue decreased by $0.27 million, or 3.50%, to $7.54 million for the three months ended June 30, 2017, from $7.81 million for the same period in 2016. Our sales volume in the three months ended June 30, 2017 amounted to 493 units, a decrease of 10 units, from 503 units for the same period in 2016. Such decrease was mainly due to decreased sales revenue from heat exchange unit and shell-and-tube heat exchanger, offset by increase in sales from plate heat exchanger, air-cooled heat exchanger, and other products in the three months ended June 30, 2017 as compared with the same period in 2016. Sales revenue from plate heat exchangers increased by $0.28 million, or 9.06%, to $3.42 million for the three months ended June 30, 2017, from $3.14 million for the same period in 2016. Sales revenues from heat exchange unit decreased by $0.83 million, or 29.50%, to $1.99 million for the three months ended June 30, 2017, from $2.82 million for the same period in 2016. Sales revenues from air-cooled heat exchanger increased by $0.09 million, or 100%, to $0.09 million for the three months ended June 30, 2017, from $nil for the same period in 2016. Sales revenues from shell-and-tube heat exchanger decreased by $0.27 million, or 100%, to $nil for the three months ended June 30, 2017, from $0.27 million for the same period in 2016. Sales revenues from other products increased by $0.46 million, or 28.59%, to $2.05 million for the three months ended June 30, 2017 from $1.59 million for the same period in 2016. We sold more heat exchange unit for the three-month period ended June 30, 2016 because the sales of heat exchange units in this period also contains orders made in 2015, which were produced and sold in 2016. We generated more revenue from selling other products. This increase concentrates in the second quarter when production phase has begun.

The following table shows our sales revenue by product for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017		2016
	$	%	$	%
Plate heat exchanger	$3,419,733	46	$3,135,726	40
Heat exchange unit	1,986,238	26	2,817,176	36
Air-cooled heat exchanger	89,905	1	-	-
Shell-and-tube heat exchanger	-	-	272,023	4
Others	2,046,908	27	1,591,834	20
TOTAL	$7,542,784	100	$7,816,759	100

Cost of revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of revenues increased by $0.20 million, or 4.34%, to $4.69 million for the three months ended June 30, 2017, from $4.49 million for the three months ended June 30, 2016. The increase of cost of revenues is mainly due to increase in sale of other products in which we yield less profit. Cost of revenues as a percentage of sales revenue were 62.14% and 57.46% for the three months ended June 30, 2017 and 2016, respectively, an increase of 4.68 percentage points. The increase was mainly attributable to increase in percentage of sale of less profitable products in the three months ended June 30, 2017, compared to same period in 2016.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of revenues. Our gross profit decreased by $0.46 million, or 14.10%, to $2.86 million for the three months ended June 30, 2017, from $3.32 million for the same period in 2016. Gross profit margin for the three months ended June 30, 2017 decreased to 37.86% from 42.54% for the same period in 2016. The decrease in our gross profit was mainly attributable to increase in percentage of sale of less profitable products in the three months ended June 30, 2017, compared to same period in 2016. Due to the same reason, the average unit selling price of our products decreased by 1.54% to $15,300 in the three months ended June 30, 2017 in comparison with $15,540 in the same period in 2016, and the average unit cost increased by 6.46% to $9,507 in the three months ended June 30, 2017 in comparison with $8,930 in the same period in 2016. As a result of these factors, our gross profit margin for the three months ended June 30, 2017 decreased to 37.86% from 42.54% for the same period in 2016.

General and administrative expenses. Our general and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our general and administrative expenses increased by $0.80 million, or 75.42%, to $1.86 million for the three months ended June 30, 2017, from $1.06 million for the same period in 2016. As a percentage of sales revenue, general and administrative expenses increased to 24.60% for the three months ended June 30, 2017, as compared to 13.53% for the same period in 2016. The increase in general and administrative expenses was primarily due to recognition of more bad debt expense for the three months ended on June 30, 2017 as the economy became worse for the industry.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.30 million, or 270.01%, to $0.41 million for the three months ended June 30, 2017, from $0.11 million for the same period in 2016. The increase in research and development expenses was mainly attributable to more product research and development to accommodate purchase orders for different products we have received for the three months ended June 30, 2017, compared to same period in 2016.

Selling expenses. Our selling expenses include sales commissions, travel cost, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by $0.74 million, or 41.14%, to $2.55 million for the three months ended June 30, 2017, from $1.81 million for the same period in 2016. As a percentage of sales revenue, selling expenses increased to 33.84% for the three months ended June 30, 2017, as compared to 23.14% for the same period in 2016. The increase was mainly attributable to the Company’s effort to develop new customers, which lead to more travelling and other marketing activities.

Loss before income taxes. Loss before income taxes increased by $2.47 million, or 559.40%, to $2.03 million for the three months ended June 30, 2017, from income before income taxes of $0.44 million for the same period in 2016. Such increase was mainly attributable to the increase in our selling and operating expenses.

Income taxes benefits. Our income taxes benefits increased to $0.32 million for the three months ended June 30, 2017, from income taxes expenses of $0.09 million for the same period in 2016, as we resulted in a net loss position in the three months ended June 30, 2017, compared to a net income in the same period in 2016.

Net loss: As a result of the cumulative effect of the foregoing factors, our net loss increased by $2.06 million, or 591.03%, to $1.71 million for the three months ended June 30, 2017, from net income of $0.35 million for the same period in 2016. As a percentage of sales revenue, our net income (loss) was (22.64%) and 4.45% for the three months ended June 30, 2017 and 2016, respectively.

Comparison of Six Months Ended June 30, 2017 and June 30, 2016

The following table sets forth key components of our results of operations for the periods indicated.

	Six Months Ended
	June 30,		$	%
	2017	2016	Change	Change
Sales revenue-third parties	$11,540,890	$11,914,496	$(373,606)	(3.14)
Sales revenue-related party	8,232	3,089	5,143	166.49
Total sales revenues	11,549,122	11,917,585	(368,463)	(3.09)
Cost of revenues	(6,854,567)	(7,464,516)	609,949	8.17
Gross profit	4,694,555	4,453,069	241,486	5.42
Operating expenses:
General and administrative expenses	2,677,819	2,510,597	167,222	6.66
Research and development expenses	732,575	531,901	200,674	37.73
Selling expenses	4,774,451	3,704,436	1,070,015	28.88
Total operating expenses	8,184,845	6,746,934	1,437,911	21.31

Loss from operations	(3,490,290)	(2,293,865)	(1,196,425)	(52.16)
Interest income	6,509	9,328	(2,819)	(30.22)
Other income	50,345	91,809	(41,464)	(45.16)
Finance costs	(119,564)	(34,722)	(84,842)	(244.35)
Investment income	28,943	8,793	20,150	229.16
Other expenses	(18,526)	-	(18,526)	(100.00)

Loss before income taxes	(3,542,583)	(2,218,657)	(1,323,926)	(59.67)
Income tax benefits	473,371	251,091	222,280	88.53
Net Loss	$(3,069,212)	$(1,967,566)	$(1,101,646)	(55.99)

Sales revenue. Our sales revenue decreased by $0.37 million, or 3.09%, to $11.55 million for the six months ended June 30, 2017, from $11.92 million for the same period in 2016. Our sales volume in the six months ended June 30, 2017 amounted to 798 units, a decrease of 37 units, from 835 units for the same period in 2016. Such decrease was mainly due to decreased sales revenue from heat exchange unit and shell-and-tube heat exchanger, offset by increase in sales from plate heat exchange and other products in the six months ended June 30, 2017 as compared with the same period in 2016. Sales revenue from plate heat exchangers increased by $0.74 million, or 14.64%, to $5.82 million for the six months ended June 30, 2017, from $5.08 million for the same period in 2016. Sales revenues from heat exchange unit decreased by $1.50 million, or 34.50%, to $2.84 million for the six months ended June 30, 2017, from $4.34 million for the same period in 2016. Sales revenues from shell-and-tube heat exchanger decreased by $0.27 million, or 98.96%, to $2,823 for the six months ended June 30, 2017, from $0.27 million for the same period in 2016. Sales revenues from other products increased by $0.57 million, or 25.23%, to $2.80 million for the six months ended June 30, 2017 from $2.23 million for the same period in 2016. We sold more heat exchange unit for the six-month period ended June 30, 2016 because the sales of heat exchange units in this period also contains orders made in 2015, which were produced and sold in 2016. We sold more plate heat exchangers due to a rise in demand for the six-month period ended June 30, 2017. We generated more revenue from selling other products. This increase concentrates in the second quarter when production phase has begun.

The following table shows our sales revenue by product for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	$	%	$	%
Plate heat exchanger	$5,818,987	50	$5,075,804	43
Heat exchange unit	2,840,480	25	4,336,349	36
Air-cooled heat exchanger	89,905	1	-	-
Shell-and-tube heat exchanger	2,823	-	272,023	2
Others	2,796,927	24	2,233,409	19
TOTAL	$11,549,122	100	$11,917,585	100

Cost of revenues. Our cost of revenues decreased by $0.61 million, or 8.17%, to $6.85 million for the six months ended June 30, 2017, from $7.46 million for the six months ended June 30, 2016. The decrease in the cost of revenues was generally in line with the decrease in our sales revenue. Cost of revenues as a percentage of sales revenue were 59.35% and 62.63% for the six months ended June 30, 2017 and 2016, respectively, a decrease of 3.28 percentage points. Comparing the six months ended in June 30, 2017 to same period in 2016, we sold less heat exchange unit, a product that require more material and labor to assemble compared to the rest of our products.

Gross profit. Our gross profit increased by $0.24 million, or 5.42%, to $4.69 million for the six months ended June 30, 2017, from $4.45 million for the same period in 2016. The increase in our gross profit was mainly attributable to decrease in cost of revenues. The average unit selling price of our products increased by 1.40% to $14,473 in the six months ended June 30, 2017 in comparison with $14,273 in the same period in 2016, and the average unit cost decreased by 3.91% to $8,590 in the six months ended June 30, 2017 in comparison with $8,940 in the same period in 2016. As a result of these factors, our gross profit margin for the six months ended June 30, 2017 increased to 40.65% from 37.37% for the same period in 2016.

General and administrative expenses. Our general and administrative expenses increased by $0.17 million, or 6.66%, to $2.68 million for the six months ended June 30, 2017, from $2.51 million for the same period in 2016. As a percentage of sales revenue, general and administrative expenses increased to 23.19% for the six months ended June 30, 2017, as compared to 21.07% for the same period in 2016.

Research and development expenses. Our research and development expenses increased by $0.20 million, or 37.73%, to $0.73 million for the six months ended June 30, 2017, from $0.53 million for the same period in 2016. The increase in research and development expenses was mainly attributable to more product research and development due to different purchase order we have received for the six months ended June 30, 2017, compared to same period in 2016.

Selling expenses. Our selling expenses increased by $1.07 million, or 28.88%, to $4.77 million for the six months ended June 30, 2017, from $3.70 million for the same period in 2016. As a percentage of sales revenue, selling expenses increased to 41.43% for the six months ended June 30, 2017, as compared to 31.08% for the same period in 2016. The increase was mainly attributable to the Company’s effort to develop new customers, which lead to more travelling and other marketing activities.

Loss before income taxes. Loss before income taxes increased by $1.32 million, or 59.67%, to $3.54 million for the six months ended June 30, 2017, from $2.22 million for the same period in 2016. Such increase was mainly attributable to increase in selling and operating expenses.

Income tax benefits. Our income tax benefits increased to $0.47 million for the six months ended June 30, 2016, from $0.25 million for the same period in 2016, as a result of more net loss was generated in the six months ended June 30, 2017 compared to the same period in 2016.

Net Loss. As a result of the cumulative effect of the foregoing factors, our net loss increased by $1.10 million, or 55.99%, to $3.07 million for the six months ended June 30, 2017, from $1.97 million for the same period in 2016. As a percentage of sales revenue, our net loss was 26.58% and 16.51% for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $4.21 million. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from $8.18 million in the six months ended June 30, 2016 to $8.69 million in the same period in 2017. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(2,908,917)	$(2,475,877)
Net cash used in investing activities	(546,940)	(832,450)
Net cash provided by (used in) financing activities	1,005,362	(1,157,706)
Effects of exchange rate change in cash	52,678	(132,590)
Net decrease in cash and cash equivalents	(2,397,817)	(4,598,623)
Cash and cash equivalents at beginning of the period	6,609,680	9,680,293
Cash and cash equivalent at end of the period	$4,211,863	$5,081,670

Operating Activities

Net cash used in operating activities was $2.91 million for the six months ended June 30, 2017, compared to $2.48 million for the same period in 2016. The increase in net cash used in operating activities was mainly due to the increase in change in net loss of $1.10 million, outflow of inventories, net of $2.31 million, accounts payable of $1.42 million, other receivables, prepayments and deposits of $1.13 million, income taxed payable of $0.52 million, offset by increase in inflow of trade receivables from a related party of $1.13 million, and due from related parties of $4.92 million.

Investing Activities

Net cash used in investing activities was $0.55 million for the six months ended June 30, 2017, compared with $0.83 million in the same period in 2016. The decrease of net cash used in investing activities during the six months ended June 30, 2017 was primarily due to increase in repayment from others of $2.11 million, offset by increase in loans made to others of $1.12 million, payments to acquire property, plant and equipment of $0.41 million, and change in restricted cash of $0.22 million.

Financing Activities

Net cash provided by financing activities was $1.01 million for the six months ended June 30, 2017, compared with $1.16 million net cash used in financing activities for the same period in 2016. The increase in net cash provided by financing activities resulted from an increase in proceeds from related parties of $1.84 million, decrease in repayment of short-term loans of $8.06 million, offset by decrease in proceeds from short-term loan of $6.86 million and increase in repayment to related parties of $0.88 million.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. The table below sets forth the breakdown of our capital expenditures by use for periods indicated.

	Six Months Ended June 30,
	2017	2016
Construction costs	$-	$20,049
Purchase of equipment	442,333	5,971
Total capital expenditures	$442,333	$26,020

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2017. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016, which we are still in the process of remediating as of June 30, 2017, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, our management identified material weakness related to inadequate segregation of duties relative to key financial reporting functions, and our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; (3) an internal audit department which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas; (4) skills and understanding to operate, review, and supervise the process of bookkeeping under newly implemented ERP system; and (5) well-established procedures to identify, approve, and report related party transactions. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2017, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2016, the Company's subsidiary Siping Juyuan signed an agreement (the “Investment Agreement”) with Jilin Technology Fund Operation Service Center (the “Center”) to receive capital funding from the Center of RMB9,000,000, accounted for 1.18% of the ownership interest of Siping Juyuan post-investment. On July 27, 2017, Siping Juyuan received the RMB9,000,000 (approximately $1,335,495) and the transaction was completed.

The foregoing description of the terms of the Investment Agreement is qualified in its entirety by reference to the provisions of the document filed as Exhibit 10.1 to this report, which is incorporated by reference herein.

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

Date: August 15, 2017	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
Zhigang Xu, Interim Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Investment Agreement dated November 25, 2016 entered into by Siping Juyuan and Jilin Province Technology Fund Operation and Service Center.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).