Form 10-Q
period 2017-09-30
THT Heat Transfer Technology, Inc.
filed 2017-11-14
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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
Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended September 30, 2017

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

ii

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,631,367	$6,609,680
Restricted cash, current	633,427	974,749
Trade receivables, net	29,766,530	37,074,481
Trade receivables - related party	-	1,358,399
Bills receivable	1,475,717	398,374
Other receivables, prepayments and deposits, net	14,532,629	8,904,968
Due from related parties	2,037,103	1,839,932
Inventories, net	37,965,154	21,087,301
Total Current Assets	89,041,927	78,247,884

Restricted cash, non-current	1,114,549	514,201
Retention receivable	1,241,313	1,653,956
Property, plant and equipment, net	8,587,274	8,437,632
Land use rights, net	5,236,446	5,104,121
Deferred tax assets	528,427	149,525

TOTAL ASSETS	$105,749,936	$94,107,319

LIABILITIES & EQUITY
Current Liabilities
Accounts payable	$13,423,389	$6,727,206
Other payables and accrued liabilities	24,213,940	20,525,878
Income tax payable	12,323	511,314
Short-term loans	4,808,776	4,608,494
Due to related parties	6,280,558	383,232
Total Current Liabilities	48,738,986	32,756,124

TOTAL LIABILITIES	48,738,986	32,756,124

EQUITY

Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at September 30, 2017 and December 31, 2016	20,454	20,454
Additional paid-in capital	27,136,310	26,524,324
Statutory reserve	4,270,861	4,270,861
Retained earnings	24,254,815	32,366,400
Accumulated other comprehensive income (loss)	657,334	(1,830,844)
Total THT Heat Transfer Technology Inc. Shareholders’ Equity	56,339,774	61,351,195
Non-controlling interest	671,176	-
TOTAL EQUITY	57,010,950	61,351,195

TOTAL LIABILITIES AND EQUITY	$105,749,936	$94,107,319

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Loss
(Stated in US dollars)
(Unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Sales revenue	$24,861,019	$20,720,004	$13,320,129	$8,805,647
Sales revenue - related party	8,232	42,882	-	39,654
Total Revenues	24,869,251	20,762,886	13,320,129	8,845,301

Cost of revenues	(20,572,238)	(13,066,894)	(13,717,671)	(5,602,378)
Gross Profit	4,297,013	7,695,992	(397,542)	3,242,923

Operating Expenses:
General and administrative expenses	5,047,734	4,153,756	2,369,915	1,643,159
Research and development expenses	1,144,441	1,139,973	411,866	608,072
Selling expenses	6,136,642	4,498,080	1,362,191	793,644
Total Operating Expenses	12,328,817	9,791,809	4,143,972	3,044,875

Income (Loss) from Operations	(8,031,804)	(2,095,817)	(4,541,514)	198,048

Other Income (Expenses):
Interest income	9,742	13,335	3,233	4,007
Other income	119,475	129,349	69,130	29,889
Finance costs	(178,942)	(97,217)	(59,378)	(62,495)
Investment income	29,235	20,972	292	12,179
Other expense	(483,087)	(72,904)	(464,561)	(65,253)
Total Other Expenses	(503,577)	(6,465)	(451,284)	(81,673)

Income (loss) before income taxes	(8,535,381)	(2,102,282)	(4,992,798)	116,375
Income tax benefit (expense)	363,587	274,492	(109,784)	23,401
Net Income (Loss)	(8,171,794)	(1,827,790)	(5,102,582)	139,776
Net loss attributable to non-controlling interest	(60,209)	-	(60,209)	-
Net Income (Loss) Attributable to THT Heat Transfer Technology, Inc. common shareholders	$(8,111,585)	$(1,827,790)	$(5,042,373)	$139,776

Comprehensive Loss
Net income (loss)	$(8,171,794)	$(1,827,790)	$(5,102,582)	$139,776
Other comprehensive income (loss)
Foreign currency translation adjustments	2,488,178	(1,649,056)	1,047,592	(262,065)
Comprehensive Loss	(5,683,616)	(3,476,846)	(4,054,990)	(122,289)
Less: comprehensive loss attributable to non- controlling interest	(60,209)	-	(60,209)	-
Comprehensive Loss Attributable to THT Heat Transfer Technology, Inc. common shareholders	$(5,623,407)	$(3,476,846)	$(3,994,781)	$(122,289)

Earnings (loss) per share attributable to THT Heat Transfer Technology, Inc. common shareholders
Basic and Diluted	$(0.40)	$(0.09)	$(0.25)	$0.01
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statement of Changes in Equity
(Stated in US dollars)

	THT Heat Transfer Technology, Inc.
	Common Stock				Accumulated
	No. of Shares	Amount	Additional Paid-in Capital	Statutory Reserve	Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Shareholders' Equity
Balance, December 31, 2015	20,453,500	$20,454	$26,524,324	$3,943,474	$2,381,097	$29,446,126	$-	$62,315,475
Net income						3,247,661		3,247,661
Foreign currency translation adjustment					(4,211,941)			(4,211,941)
Appropriation to reserve				327,387		(327,387)		-
Balance, December 31, 2016	20,453,500	$20,454	$26,524,324	$4,270,861	$(1,830,844)	$32,366,400	$-	$61,351,195
Net loss						(8,111,585)	(60,209)	(8,171,794)
Foreign currency translation adjustment					2,483,913		12,146	2,496,059
Contribution from non-controlling investor in subsidiary			611,986		4,265		719,239	1,335,490
Balance, September 30, 2017 (unaudited)	20,453,500	$20,454	$27,136,310	$4,270,861	$657,334	$24,254,815	$671,176	$57,010,950

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Nine Months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,171,794)	$(1,827,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sales of property, plant and equipment	340	-
Depreciation and amortization	890,456	1,026,090
Deferred tax assets	(364,130)	(274,492)
Allowance for doubtful accounts	2,190,140	810,583
Inventory write-down	4,717,317	-
Changes in operating assets and liabilities:
Trade receivables, net	6,670,507	4,616,060
Trade receivables - related party	1,385,944	9,631
Bills receivable	(1,036,480)	(1,303,617)
Other receivables, prepayments and deposits	(5,634,386)	3,077,675
Inventories, net	(20,324,121)	(9,643,311)
Retention receivable	473,758	686,131
Due from related parties	30,083	(4,911,690)
Accounts payable	6,153,971	2,997,828
Other payables and accrued expenses	2,761,179	2,940,391
Income taxes payable	(509,633)	175
NET CASH USED IN OPERATING ACTIVITIES	(10,766,849)	(1,796,336)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(189,999)	(117,046)
Proceeds from disposal of property, plant and equipment	61,221	724
Payments to acquire property, plant and equipment	(483,803)	(47,589)
Loans made to others	(1,742,110)	(975,743)
Loans made to related party	(440,679)	(418,211)
Repayments from others	2,112,475	-
Repayments from related party	232,751	156,097
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(450,144)	(1,401,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	9,516,833	12,781,187
Repayments to bank loans	(9,465,974)	(14,010,820)
Proceeds from related parties	6,959,146	45,598
Repayments to related parties	(1,236,399)	(75,997)
Contribution from non-controlling investor	1,335,490	-
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,109,096	(1,260,032)

Effect of foreign currency translation on cash and cash equivalents	129,584	(203,176)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,978,313)	(4,661,312)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,609,680	9,680,293
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,631,367	$5,018,981

Supplementary Disclosures for Cash Flow Information:
Interest paid	$166,617	$97,114
Income taxes paid	$543,601	$21,494

Non-cash investing and financing activities:
Operating expense paid by related parties	$27,275	$-
Liabilities assumed in connection with purchase of property, plant and equipment	$107,581	$482,269

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

Certain amounts from prior year have been reclassified to conform to the current year presentation. This reclassification has resulted in no change to the Company’s retained earnings or net income presented.

The consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Non-controlling Interest

Non-controlling interest on the consolidated balance sheets is resulted from the consolidation of SipingJuyuan, a 98.82% owned subsidiary starting from July 27, 2017. The portion of the income or loss applicable to non-controlling interest in subsidiary is reflected in the consolidated statements of income and comprehensive loss.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of September 30, 2017 and December 31, 2016, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

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

4. Non-controlling Interest

On July 27, 2017, Jilin Science and Technology Fund Operation and Service Center (the “Center”), an organization controlled by local government, contributed RMB9,000,000 ($1,335,490) in cash in SipingJuyuan in order to obtain a 1.18% ownership interest in SipingJuyuan.

The following schedule discloses the changes in the Company’s ownership interest in SipingJuyuan on the Company’s equity:

	Nine months ended September 30,
	(Unaudited)
	2017	2016
Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders	$(8,111,585)	$(1,827,790)
Transfer from the non-controlling interest
Increase in THT Heat Transfer Technology, Inc.'s paid-in capital for contribution from non-controlling investor	611,986	-
Net transfer from non-controlling interest	611,986	-
Change from loss attributable to THT Heat Transfer Technology, Inc. common shareholders and transfer from non-controlling interest	$(7,499,599)	$(1,827,790)

5. Trade receivables, net

	September 30,	December 31,
	2017	2016
	(Unaudited)

Trade receivables	$40,186,719	$45,050,908
Less: Allowance for doubtful accounts	(10,420,189)	(7,976,427)
	$29,766,530	$37,074,481

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine months ended
	September 30,
	(Unaudited)
	2017	2016

Balance at beginning of period	$7,976,427	$7,689,089
Adjustment of bad debt expense	2,050,522	725,909
Translation adjustments	393,240	(228,543)
Balance at end of period	$10,420,189	$8,186,455

6. Inventories, net

	September 30,	December 31,
	2017	2016
	(Unaudited)

Raw materials	$16,864,023	$7,626,337
Work-in-progress	7,024,391	2,831,115
Finished goods	18,919,577	10,647,422
	42,807,991	21,104,874
Inventory write-down	(4,842,837)	(17,573)
	$37,965,154	$21,087,301

The Company recognized inventory write-down of $4,717,317 and $nil for the nine months ended September 30, 2017 and 2016, respectively.

7. Income tax

The effective tax rate was 2% and -20% for the three months period ended September 30, 2017 and 2016, respectively. The effective tax rate was -4% and -13% for the nine months period ended September 30, 2017 and 2016, respectively.

8. Property, plant and equipment, net

As of September 30, 2017 and December 31, 2016, property, plant and equipment with net book value of $3,103,924 and $4,949,198, respectively, was pledged as collateral under certain loan arrangements (see Note 10).

During the nine months ended September 30, 2017 and 2016, amount recognized for depreciation of property, plant and equipment was $802,947 and $935,568, respectively.

9. Land use rights, net

As of September 30, 2017 and December 31, 2016, land use rights with net book values of $851,894 and $5,104,121, respectively, were pledged as collateral under certain loan arrangements (see Note 10).

During the nine months ended September 30, 2017 and 2016, amount recognized for amortization of land use rights was $87,509 and $90,522, respectively.

10. Short-term loans

Short-term bank loans

On May 31, 2016, the Company entered into a one-year loan agreement with Agricultural Bank of China (“ABC”), pursuant to which the Company obtained a loan in the amount of RMB32,000,000, or $4,664,845, payable on May 30, 2017. The loan carries an interest rate of 4.785% per annum and the interest is payable monthly. The loan was repaid in full on May 26, 2017.

On June 6, 2017, the Company entered into another one-year loan agreement with ABC to obtain a loan in the amount of RMB32,000,000, or $4,801,115, payable on June 5, 2018. The loan carries an interest rate of 4.785% per annum and the interest is payable monthly. The loan was paid in full on August 11, 2017.

On August 10, 2017, the Company entered into a one-year loan agreement with Industrial and Commercial Bank of China (“ICBC”), pursuant to which the Company obtaind a loan in the amount of RMB32,000,000, or $4,806,753, payable on August 9, 2018. The loan carries an interest rate of 4.611% per annum and the interest is payable monthly.

The bank loans discussed above were secured by the following assets of the Company:

	September 30,	December 31,
	2017	2016
	(Unaudited)

Property, plant and equipment (Note 8)	3,103,924	4,949,198
Land use rights (Note 9)	851,894	5,104,121
	$3,955,818	$10,053,319

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

During the nine months ended September 30, 2017, the Company advanced additional funds to this third party individual in the amount of RMB12,000,000, or $1,742,110 and received RMB14,521,787, or $2,112,475 as repayment for all outstanding advances.

For the nine months ended September 30, 2017 and 2016, the Company included interest expense related to short-term loans of $166,617 and $89,011, respectively, in finance costs.

11. Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting.”

The Company’s sales revenues by products for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine months ended September 30,
	2017	%	2016	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$10,694,395	43	$9,867,781	48
Heat exchange unit	7,463,516	30	6,929,784	33
Air-cooled heat exchanger	133,511	1	270,212	1
Shell-and-tube heat exchanger	185,818	1	-	-
Others	6,392,011	25	3,695,109	18
	$24,869,251	100	$20,762,886	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

12. Related party transactions

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zhan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Others	Group of individuals who have significant influence over the Company
Jilin Tongda Heat Transfer System Integration, Ltd. (“Tongda”)	The Company has significant influence over Tongda
Liaoning Hongsheng Heat Energy Technology, Ltd. (“Hongsheng”)	The Company has significant influence over Hongsheng

Trade receivables – related party

During the nine months ended September 30, 2017 and 2016, the Company sold products to Tongda in the amount of $8,232 and $42,822, respectively. The corresponding costs of the related party sales were $3,750 and $29,772,, respectively. As of September 30, 2017 and December 31, 2016, the Company had trade receivables from Tongda in the amount of $nil and $1,358,399, respectively.

Due from related parties

As of September 30, 2017 and December 31, 2016, respectively, the Company advanced $nil and $31,978 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

As of September 30, 2017 and December 31, 2016, respectively, the Company advanced $11,481 and $11,003 to Kai Liu for handling selling and logistic activities for the Company in the ordinary course of business.

As of September 30, 2017 and December 31, 2016, respectively, the Company advanced $2,068 and $nil to Zhijun Ma for handling selling and logistic activities for the Company in the ordinary course of business.

As of September 30, 2017 and December 31, 2016, respectively, the Company advanced $457 and $nil to Fucai Zhan for handling selling and logistic activities for the Company in the ordinary course of business.

As of September 30, 2017 and December 31, 2016, respectively, the Company had advance to Hongsheng in the amount of $234,366 and $224,532 for inventory purchase prepayment. The amounts were included in due from related parties in the accompanying consolidation balance sheets.

During the nine months ended September 30, 2017 and 2016, the Company made loans to Tongda in the amount of $440,679 and $418,211, and Tongda repaid to the Company in the amount of $232,751 and $156,097, respectively. The loans were non-secured, non-interest bearing and due on demand.

On December 28, 2016, the Company sold certain used equipment with original cost and net book value of $977,650 and $121,307, respectively, to Tongda in exchange for $1,315,958. During the nine months ended September 30, 2017, the Company collected $60,893 from Tongda for the equipment.

As of September 30, 2017 and December 31, 2016, the aggregated balances, including loans to Tongda and other receivable from Tongda related to sale of property, plant and equipment, of $1,788,731 and $1,572,419, respectively, were included in due from related parties in the accompanying consolidation balance sheets.

Due to related parties

Due to related parties consist of the following:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Zhigang Xu	-	72,008
Fucai Zhan	135,247	148,498
Kai Liu	-	144,015
Others	6,140,485	18,711
Guohong Zhao	4,826	-
	$6,280,558	$383,232

Amounts owed by the Company represent non-secured and non-interest bearing loans obtained from related parties which are due on demand.

During the nine months ended September 30, 2017, the Company was advanced $6,959,146 from the related parties and made repayment of $1,236,399 against the borrowings.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

•	“THT,” “Company,” “we,” “us,” or “our” are to the combined business of THT Heat Transfer Technology, Inc., a Nevada corporation, and its consolidated subsidiaries: Megaway, Star Wealth, SipingJuyuan and Beijing Juyuan;
•	“Megaway” is to Megaway International Holdings Limited, a BVI company;
•	“Star Wealth” is to Star Wealth International Holdings Limited, a Hong Kong company;
•	“SipingJuyuan” is to Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd., a PRC company;
•	“Beijing Juyuan” is to Beijing Juyuan Hanyang Heat Exchange Equipment Co., Ltd., a PRC company;
“BVI” is to the British Virgin Islands;
•	“Hong Kong” is to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“PRC” and “China” are to the People’s Republic of China;
“SEC” is to the Securities and Exchange Commission;
•	“Exchange Act” is to the Securities Exchange Act of 1934, as amended;
•	“Securities Act” is to the Securities Act of 1933, as amended;
•	“Renminbi” and “RMB” are to the legal currency of China; and
•	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.
•	“Center” or “Investor” are to Jilin Province Technology Fund Operation and Service Center, a non-controlling interest that holds 1.18% ownership interest in SipingJuyuan

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are SipingJuyuan and BeijingJuyuan.

Recent Development

In February 2017, SipingJuyuan signed an agreement with the Center to receive capital funding from the Center of RMB9,000,000, accounted for 1.18% of the ownership interest of SipingJuyuan post-investment. On July 27, 2017, SipingJuyuan received the RMB9,000,000, or $1,335,490, and the transaction was completed.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2017:

•	Sales revenue: Sales revenue increased by $4.47 million, or 50.59%, to $13.32 million for the three months ended September 30, 2017, from $8.85 million for the same period in 2016.

•

Gross profit: Gross profit decreased by $3.64 million, or 112.26%, to $(0.40) million for the three months ended September 30, 2017, from $3.24 million for the same period in 2016. As a percentage of sales revenue, gross profit decreased by 39.64%, to (2.98) % for the three months ended September 30, 2017, from 36.66% for the same period in 2016.

•

Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders: Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders increased by $5.18 million, or 3707.47%, to $5.04 million for the three months ended September 30, 2017, from net income attributable to THT Heat Transfer Technology, Inc. common shareholders of $0.14 million for the same period in 2016.

•

Net loss attributable to non-controlling interest: As of September 30, 2017, we had a 98.82% controlling economic interest and 100% voting interest in SipingJuyuan. As of September 30, 2016, we had a 100% controlling economic interest and 100% voting interest in SipingJuyuan. We consolidate SipingJuyuan’s operating results for financial statement purposes. Net loss attributable to non-controlling interest represents the portion of net loss attributable to the Center.

•

Fully diluted earings (loss) per share attributable to THT Heat Transfer Technology, Inc. common shareholders: Fully diluted loss per share attributable to THT Heat Transfer Technology, Inc. common shareholders was $0.25 for the three months ended September 30, 2017, as compared to Fully diluted earnings per share attributable to THT Heat Transfer Technology, Inc. common shareholders of $0.01 for the same period in 2016.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and September 30, 2016

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	September 30,		$	%
	2017	2016	Change	Change
Sales revenue-third parties	$13,320,129	$8,805,647	$4,514,482	51.27
Sales revenue-related party	-	39,654	(39,654)	(100)
Total sales revenues	13,320,129	8,845,301	4,474,828	50.59
Total cost of revenues	(13,717,671)	(5,602,378)	(8,115,293)	(144.85)
Gross profit	(397,542)	3,242,923	(3,640,465)	(112.26)
Operating expenses:
General and administrative expenses	2,369,915	1,643,159	726,756	44.23
Research and development expenses	411,866	608,072	(196,206)	(32.27)
Selling expenses	1,362,191	793,644	568,547	71.64
Total operating expenses	4,143,972	3,044,875	1,099,097	36.10

Income (loss) from operations	(4,541,514)	198,048	(4,739,562)	(2,393.14)
Interest income	3,233	4,007	(774)	(19.32)
Other income	69,130	29,889	39,241	131.29
Finance costs	(59,378)	(62,495)	3,117	4.99
Investment income	292	12,179	(11,887)	(97.60)
Other expenses	(464,561)	(65,253)	(399,308)	(611.94)

Income (loss) before income taxes	(4,992,798)	116,375	(5,109,173)	(4,390.27)
Income tax benefits (expense)	(109,784)	23,401	(133,185)	(569.14)
Net income (loss)	(5,102,582)	139,776	(5,242,358)	(3,750.54)
Net loss attributable to non-controlling Interest	(60,209)	-	(60,209)	(100)
Net income (loss) attributable to THT Heat Transfer Technology, Inc. common shareholders	(5,042,373)	139,776	(5,182,149)	(3,707.47)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $4.47 million, or 50.59%, to $13.32 million for the three months ended September 30, 2017, from $8.85 million for the same period in 2016. Our sales volume in the three months ended September 30, 2017 amounted to 845 units, an increase of 291 units, from 554 units for the same period in 2016. Such increase was mainly due to increased sales revenue from heat exchanger units and other products in the three months ended September 30, 2017 as compared with the same period in 2016. Sales revenues from heat exchange units increased by $2.03 million, or 78.26%, to $4.62 million for the three months ended September 30, 2017, from $2.59 million for the same period in 2016. Sales revenues from other products increased by $2.14 million, or 146.26%, to $3.60 million for the three months ended September 30, 2017 from $1.46 million for the same period in 2016. We sold more products for the three-month period ended September 30, 2017 because the sales in this period also contained orders made in 2016, which were produced and sold in 2017. We generated more revenue from selling heat exchange unites and other products. This increase concentrates in the third quarter when production has fully begun.

The following table shows our sales revenue by product for the three months ended September 30, 2017 and 2016:

		Three Months Ended September 30,
	2017		2016
	$	%	$	%
Plate heat exchanger	$4,875,408	37	$4,791,977	54
Heat exchange unit	4,623,036	35	2,593,435	29
Air-cooled heat exchanger	43,606	0	-	-
Shell-and-tube heat exchanger	182,995	1	-	-
Others	3,595,084	27	1,459,889	17
TOTAL	$13,320,129	100	$8,845,301	100

Cost of revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of revenues increased by $8.12 million, or 144.85%, to $13.72 million for the three months ended September 30, 2017, from $5.6 million for the three months ended September 30, 2016. Cost of revenues as a percentage of sales revenue were 102.98% and 63.34% for the three months ended September 30, 2017 and 2016, respectively, an increase of 39.64 percentage points. The increase was mainly attributable to increase in percentage of sale of less profitable products and our recognition of inventory write-down to address the continuous decrease of market price of raw materials used in production in the three months ended September 30, 2017, compared to same period in 2016.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of revenues. Our gross profit decreased by $3.64 million, or 112.26%, to $(0.40) million for the three months ended September 30, 2017, from $3.24 million for the same period in 2016. The decrease in our gross profit was mainly attributable to increase of cost of revenues. The average unit selling price of our products decreased by 1.27% to $15,763 in the three months ended September 30, 2017 in comparison with $15,966 in the same period in 2016, and the average unit cost increased by 60.53% to $16,234 in the three months ended September 30, 2017 in comparison with $10,113 in the same period in 2016. As a result of these factors, our gross profit margin for the three months ended September 30, 2017 decreased to (2.98)% from 36.66% for the same period in 2016.

General and administrative expenses. Our general and administrative expenses consist of the costs associated with staff and supporting personnel who manage our business activities and cost incurred by business operations. Our general and administrative expenses increased by $0.73 million, or 44.23%, to $2.37 million for the three months ended September 30, 2017, from $1.64 million for the same period in 2016. The increase in general and administrative expenses was primarily due to increase in bad debt allowance for the three months ended on September 30, 2017.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses decreased by $0.20 million, or 32.27%, to $0.41 million for the three months ended September 30, 2017, from $0.61 million for the same period in 2016. The decrease in research and development expenses was mainly attributable to less product research and development to accommodate purchase orders for different products we have received for the three months ended September 30, 2017, compared to same period in 2016.

Selling expenses. Our selling expenses include sales commissions, travel cost, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by $0.57 million, or 71.64%, to $1.36 million for the three months ended September 30, 2017, from $0.79 million for the same period in 2016. As a percentage of sales revenue, selling expenses increased to 10.23% for the three months ended September 30, 2017, as compared to 8.97% for the same period in 2016. The increase was mainly attributable to the Company’s efforts to develop new customers, which led to more travelling and other marketing activities.

Income (Loss) before income taxes. Loss before income taxes increased by $5.11 million, or 4390.27%, to $4.99 million for the three months ended September 30, 2017, from income before income taxes of $0.12 million for the same period in 2016. Such increase was mainly attributable to the decrease in our gross profit.

Income taxes benefits (expense). Our income taxes expense increased to $0.11 million for the three months ended September 30, 2017, from income taxes benefit of $0.02 million for the same period in 2016, as some costs that resulted a net loss position were added back for tax purpose, thus yielded a taxable income in the three months ended September 30, 2017, whereas our operation in the same period in 2016 has yielded a net income that was able to benefit from deferred tax asset recognized from our operations in six months ended June 30, 2016.

Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders. As a result of the cumulative effect of the foregoing factors, our net loss attributable to THT Heat Transfer Technology, Inc. common shareholders increased by $5.18 million, or 3,707.47%, to $5.04 million for the three months ended September 30, 2017, from net income of $0.14 million for the same period in 2016. As a percentage of sales revenue, our net income (loss) was (37.86%) and 1.58% for the three months ended September 30, 2017 and 2016, respectively.

Net loss attributable to non-controlling interest. Non-controlling interest represents the ownership interests the Center holds in SipingJuyuan and the amount recorded as non-controlling interest in our consolidated statements of income and comprehensive loss is computed by multiplying after-tax income (loss) for the three months ended September 30, 2017 by the percentage ownership in SipingJuyuan not directly attributable to us. For the three months ended September 30, 2017 and 2016, the weighted average non-controlling interest attributable to ownership interests in SipingJuyuan not directly attributable to us was 0.85% and 0%, respectively.

Comparison of Nine Months Ended September 30, 2017 and September 30, 2016

The following table sets forth key components of our results of operations for the periods indicated.

	Nine Months Ended
	September 30,		$	%
	2017	2016	Change	Change
Sales revenue-third parties	$24,861,019	$20,720,004	$4,141,015	19.99
Sales revenue-related party	8,232	42,882	(34,650)	(80.80)
Total sales revenues	24,869,251	20,762,886	4,106,365	19.78
Cost of revenues	(20,572,238)	(13,066,894)	7,505,344	57.44
Gross profit	4,297,013	7,695,992	(3,398,979)	(44.17)
Operating expenses:
General and administrative expenses	5,047,734	4,153,756	893,978	21.52
Research and development expenses	1,144,441	1,139,973	4,468	0.39
Selling expenses	6,136,642	4,498,080	1,638,562	36.43
Total operating expenses	12,328,817	9,791,809	2,537,008	25.91

Loss from operations	(8,031,804)	(2,095,817)	(5,935,987)	(283.23)
Interest income	9,742	13,335	(3,593)	(26.94)
Other income	119,475	129,349	(9,874)	(7.63)
Finance costs	(178,942)	(97,217)	(81,725)	(84.06)
Investment income	29,235	20,972	8,263	39.40
Other expenses	(483,087)	(72,904)	(410,183)	(562.63)

Loss before income taxes	(8,535,381)	(2,102,282)	(6,433,099)	(306.00)
Income tax benefits	363,587	274,492	89,095	32.46
Net Loss	(8,171,794)	(1,827,790)	(6,344,004)	(347.09)
Net loss attributable to non-controlling interest	(60,209)	-	(60,209)	(100)
Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders	(8,111,585)	(1,827,790)	(6,283,795)	(343.79)

Sales revenue. Our sales revenue increased by $4.11 million, or 19.78%, to $24.87 million for the nine months ended September 30, 2017, from $20.76 million for the same period in 2016. Our sales volume in the nine months ended September 30, 2017 amounted to 1,643 units, an increase of 254 units, from 1,389 units for the same period in 2016. Such increase was mainly due to increased sales revenue from plate heat exchanger, heat exchanger unit, and other products in the nine months ended September 30, 2017 as compared with the same period in 2016. Sales revenue from plate heat exchangers increased by $0.83 million, or 8.31%, to $10.69 million for the nine months ended September 30, 2017, from $9.87 million for the same period in 2016. Sales revenues from heat exchange unit increased by $0.53 million, or 7.7%, to $7.46 million for the nine months ended September 30, 2017, from $6.93 million for the same period in 2016. Sales revenues from other products increased by $2.69 million, or 72.99%, to $6.39 million for the nine months ended September 30, 2017 from $3.70 million for the same period in 2016. We generated more revenue from selling other products as we are trying to sell our aged raw materials and replenish our stock with the newer ones to stable the profit line and respond to supply-side structural reform of by the Chinese government.

The following table shows our sales revenue by product for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
	$	%	$	%
Plate heat exchanger	$10,694,395	43	$9,867,781	48
Heat exchange unit	7,463,516	30	6,929,784	33
Air-cooled heat exchanger	133,511	1	-	0
Shell-and-tube heat exchanger	185,818	1	270,212	1
Others	6,392,011	25	3,695,109	18
	$24,869,251	100	$20,762,886	100

Cost of revenues. Our cost of revenues increased by $7.51 million, or 57.44%, to $20.57 million for the nine months ended September 30, 2017, from $13.06 million for the nine months ended September 30, 2016. The increase of cost of revenues is mainly due to increase in sale of other products in which we yield less profit and our recognition of inventory write-down to address the continuous decrease of market price of raw materials used in production. Cost of revenues as a percentage of sales revenue were 82.72% and 62.93% for the nine months ended September 30, 2017 and 2016, respectively, an increase of 19.79 percentage points. Comparing the nine months ended in September 30, 2017 to same period in 2016, we sold more heat exchanger unit, a product that require more material and labor to assemble compared to the rest of our products.

Gross profit. Our gross profit decreased by $3.40 million, or 44.17%, to $4.30 million for the nine months ended September 30, 2017, from $7.70 million for the same period in 2016. The decrease in our gross profit was mainly attributable to increase of cost of revenues. The average unit selling price of our products increased by 1.26% to $15,136 in the nine months ended September 30, 2017 in comparison with $14,948 in the same period in 2016, and the average unit cost increased by 33.10% to $12,521 in the nine months ended September 30, 2017 in comparison with $9,407 in the same period in 2016. As a result of these factors, our gross profit margin for the nine months ended September 30, 2017 decreased to 17.28% from 37.07% for the same period in 2016.

General and administrative expenses. Our general and administrative expenses increased by $0.89 million, or 21.52%, to $5.04 million for the nine months ended September 30, 2017, from $4.15 million for the same period in 2016. As a percentage of sales revenue, general and administrative expenses increased to 39.27% for the nine months ended September 30, 2017, as compared to 20.01% for the same period in 2016. The increase in general and administrative expenses was mainly attributable to increase in bad-debt allowance for the nine months ended September 30, 2017, compared to the same period in 2016.

Research and development expenses. Our research and development expenses increased by $4,468, or 0.39%, to $1.14 million for the nine months ended September 30, 2017, from $1.13 million for the same period in 2016. The research and development activities conducted for the nine months ended September 30, 2017 and the same period in 2016 were generally stable.

Selling expenses. Our selling expenses increased by $1.64 million, or 36.43%, to $6.14 million for the nine months ended September 30, 2017, from $4.50 million for the same period in 2016. As a percentage of sales revenue, selling expenses increased to 24.68% for the nine months ended September 30, 2017, as compared to 21.66% for the same period in 2016. The increase was mainly attributable to the Company’s efforts to develop new customers, which led to more travelling and other marketing activities.

Loss before income taxes. Loss before income taxes increased by $6.44 million, or 306.01%, to $8.54 million for the nine months ended September 30, 2017, from $2.10 million for the same period in 2016. Such increase was mainly attributable to decrease in gross profit.

Income tax benefits. Our income tax benefits increased to $0.36 million for the nine months ended September 30, 2016, from $0.27 million for the same period in 2016, as a result of more net loss was generated in the nine months ended September 30, 2017 compared to the same period in 2016, net off by the tax effect due to costs added back for tax purpose.

Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders. As a result of the cumulative effect of the foregoing factors, our net loss attributable to THT Heat Transfer Technology, Inc. common shareholders increased by $6.28 million, or 343.79%, to $8.11 million for the nine months ended September 30, 2017, from $1.83 million for the same period in 2016. As a percentage of sales revenue, our net loss was 32.62% and 8.80% for the nine months ended September 30, 2017 and 2016, respectively.

Net loss attributable to non-controlling interest. Non-controlling interest represents the ownership interests the Center holds in SipingJuyuan and the amount recorded as non-controlling interest in our consolidated statements of income and comprehensive loss is computed by multiplying after-tax loss for the nine months ended September 30, 2017 by the percentage ownership in SipingJuyuan not directly attributable to us. For the nine months ended September 30, 2017 and 2016, the weighted average non-controlling interest attributable to owcnership interests in SipingJuyuan not directly attributable to us was 0.29% and 0%, respectively.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $2.63 million. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from $8.18 million in the nine months ended September 30, 2016 to $10.42 million in the same period in 2017. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

Cash Flow

	Nine Months Ended
	September 30,
	2017	2016
Net cash used in operating activities	$(10,766,849)	$(1,796,336)
Net cash used in investing activities	(450,144)	(1,401,768)
Net cash provided by (used in) financing activities	7,109,096	(1,260,032)
Effects of exchange rate change in cash	129,584	(203,176)
Net decrease in cash and cash equivalents	(3,978,313)	(4,661,312)
Cash and cash equivalents at beginning of the period	6,609,680	9,680,293
Cash and cash equivalent at end of the period	$2,631,367	$5,018,981

Operating Activities

Net cash used in operating activities was $10.77 million for the nine months ended September 30, 2017, compared to $1.80 million for the same period in 2016. The increase in net cash used in operating activities was mainly due to the increase in net loss of $6.34 million, deferred tax assets of $0.09 million, outflow of inventories, net of $10.68 million, other receivables, prepayments and deposits of $8.71 million, and decrease in income taxes payable of $0.51 million, offset by increase of allowance for doubtful accounts of $1.38 million and inventory write-down of $4.72 million, trade receivables of $2.05 million, trade receivables from a related party of $1.37 million, accounts payable of $3.16 million, and decrease of due from related parties of $4.94 million.

Investing Activities

Net cash used in investing activities was $0.51 million for the nine months ended September 30, 2017, compared with $1.40 million in the same period in 2016. The decrease of net cash used in investing activities during the nine months ended September 30, 2017 was primarily due to increase in repayment from others of $2.11 million, offset by increase in loans made to others of $0.77 million and related parties of $0.44 million, payments to acquire property, plant and equipment of $0.44 million.

Financing Activities

Net cash provided by financing activities was $7.11 million for the nine months ended September 30, 2017, compared with $1.26 million net cash used in financing activities for the same period in 2016. The increase in net cash provided by financing activities resulted from an increase in proceeds from related parties of $6.91 million and increase in proceeds from non-controlling interest of $1.34 million, decrease in repayment of short-term loans of $4.54 million, offset by decrease in proceeds from short-term loan of $3.26 million and increase in repayment to related parties of $1.16 million.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. The table below sets forth the breakdown of our capital expenditures by use for periods indicated.

	Nine Months Ended September 30,
	2017	2016
Construction costs	$-	$40,683
Purchase of equipment	483,803	6,906
Total capital expenditures	$483,803	$47,589

We estimate that our total capital expenditures in fiscal year 2017 will reach approximately $0.85 million to buy the equipment for necessary products used in the nuclear power industry.

Obligations under Material Contracts

Except with respect to the loan obligations disclosed above, we have no material obligations to pay cash or deliver cash to any other party.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues usually increase over each quarter of the calendar year with the third quarter usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2017. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016, which we are still in the process of remediating as of September 30, 2017, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, our management identified material weakness related to inadequate segregation of duties relative to key financial reporting functions, and our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; (3) an internal audit department which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas; (4) skills and understanding to operate, review, and supervise the process of bookkeeping under newly implemented ERP system; and (5) well-established procedures to identify, approve, and report related party transactions. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2017, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of 2017, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2017	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
Zhigang Xu, Interim Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1.	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).