Form 10-K
period 2017-12-31
THT Heat Transfer Technology, Inc.
filed 2018-04-17
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [  ]    No [X]

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the OTC Markets) was approximately $3.08 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 20,453,500 shares of the registrant’s common stock outstanding as of April 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THT HEAT TRANSFER TECHNOLOGY, INC.

Annual Report on Form 10-K
Year Ended December 31, 2017

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

Megaway was incorporated in the BVI on April 8, 2009. Megaway is a holding company that has no operations or assets other than its ownership of all of the capital stock of Star Wealth. Star Wealth was incorporated in Hong Kong on March 25, 2009. Star Wealth is also a holding company that has no operations or assets other than its ownership of all of the equity interests of SipingJuyuan, which was acquired by Star Wealth on June 8, 2009. Siping City Juyuan Heat Exchange Equipment Co., Ltd., the predecessor of SipingJuyuan, was first incorporated in China in December 1998. In May 2006, it was divided into three individual enterprises, including SipingJuyuan. SipingJuyuan carried on the primary business of Siping City Juyuan Heat Exchange Equipment Co., Ltd., while the other two enterprises gradually ceased operations. Mr. Guohong Zhao, our Chairman, Chief Executive Officer and President, is the founder of Siping City Juyuan Heat Exchange Equipment Co., Ltd.. All of our manufacturing operations are conducted through SipingJuyuan. SipingJuyuan owns 75% of the equity interests of Beijing Juyuan, which is solely engaged in the sales of SipingJuyuan’s products, and carries no production activities. The other 25% is owned by Hanyang International GmbH, a German company.

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

Contribution from non-controlling interest

On July 27, 2017, Jilin Science and Technology Fund Operation and Service Center (the “Center”), an organization controlled by local government, contributed $1,335,490 in cash in SipingJuyuan and obtained a 1.18% ownership interest in SipingJuyuan.

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

According to “China Heat Exchanger Industry Report” issued by Zero Power Intelligence Co., Ltd., an independent market research firm in China, the world heat exchanger market has grown significantly in the past several years. The global sales value of heat exchangers grew from $29.7 billion in 2005 to $38.6 billion in 2008, representing a growth of 30%, and is expected to grow to $56.5 billion in 2015, representing a growth of 46.37% in the six-year period from 2009 to 2015. According to the report, China has become the second largest market and one of the fastest growing markets for heat exchangers. The sales value of heat exchangers in China grew from $3.2 billion in 2005 to $5.4 billion in 2008, representing a growth of 70%.

We anticipate that growth in the Chinese heat exchanger industry will mainly be driven by the following factors:

•

Economic Growth in China. According to the National Bureau of Statistics of the PRC, China’s GDP grew 6.9%in 2017, one of the fastest rates in the world. Because heat exchangers are widely used in various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding, the heat exchanger market benefits from the general growth of the economy.

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

•

Rapid Urbanization. Heat exchangers are an important part of district heating systems (i.e., systems for distributing heat generated in a centralized location for residential and commercial heating requirements such as space and water heating). Such systems are required in the cities of northern China, an area which is experiencing a rapid pace of urbanization. As well, Heating, Ventilation and Air Conditioning systems, or HVAC, which are essential for buildings, require installation of heat exchangers. In 2018the HVAC market in China was10billion and is expected to grow at a compound annual growth rate of 1% by 2017

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

•

Professional sales team. We have a sales team with 121 experienced sales people, which we believe is among the largest in the Chinese market. Our sales people are organized into four groups by industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience.

Our Growth Strategies

We are committed to enhancing our sales, profitability and cash flows through the following strategies:[need to update]

•

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

Plate heat exchangers are used in a variety of applications including iron, steel and aluminum manufacturing, chemical manufacturing, electric and nuclear power generation, central building air-conditioning, pharmaceutical production, and the food and beverage industry. Plate heat exchanger sales accounted for approximately 31.38% of our sales revenue in 2017.

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

Our heat exchanger units are most widely used in thermal power plants and residential heating systems, which require integration of control and monitoring systems for several distinct spaces. Sales of heat exchanger units accounted for approximately 45.96% of our sales revenue in 2017.

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

Air-cooled heat exchangers are used in various industries where cooling liquids are too costly to obtain or are not readily available. Sales of air-cooled heat exchangers accounted for 0.53% of our sales revenue in 2017.

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

Shell-and-tube heat exchangers are generally used in the same industries as plate heat exchangers, and are most commonly used with extremely high-pressure liquids. Shell-and-tube heat exchanger sales accounted for approximately 0.54% of our sales revenue in 2017.

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

Welded plate heat exchangers are utilized in many of the same industries as other plate heat exchangers and shell-and-tube heat exchangers. Welded plate heat exchangers accounted for 0.61% of our sales revenue in 2017.

Plate-and-Shell Heat Exchanger

A plate-and-shell heat exchanger is a hybrid type of heat exchanger that combines aspects of the plate heat exchanger and shell-and-tube heat exchanger. Plate-and-shell heat exchangers consist of a shell with heat transfer plates inside of the shell instead of tubes.

Advantages of a plate-and-shell heat exchanger include its high heat transfer efficiency (more than double that of a shell-and-tube heat exchanger), compact structure and light weight. Shell-and-plate heat exchangers are also resistant to high pressure and high temperatures and are commonly used to meet the requirements of large-scale equipment used in oil refining, the chemical industry, fertilizer production and metallurgy. Sales of plate-and-shell heat exchangers accounted for 0.6%of our sales revenue in 2017.

Other heat exchange products accounted for 4.80%of our sales revenue in 2017.

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

The capacity and utilization of our production lines are set forth below:

Production Line	Current Capacity	2017 Utilization	2016 Utilization
Plate heat exchanger production line (square meters)	300,000	80%	70%
Welding workshop (tons)	3,000	85%	90%
Plate heat exchanger production line (square meters)	200,000	50%	45%

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

The following table sets forth our top ten suppliers in 2017:

Supplier	Raw Materials	Amount (in thousands of U.S. Dollars)
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	5,145,011.00

Supplier	Raw Materials	Amount (in thousands of U.S. Dollars)
Tianjin taisteel daming metal products co. LTD.	Titanium plate	3,169,781.00
Hebei xuanlong steel rolling co. LTD.	Angle Steel	3,148,437.00
Tangshan Longteng Steel Co., Ltd.	Round bar steel	2,616,505.14
Tianjin grui new metal material co. LTD.	White Steel Plate	2,319,214.33
Siping Jinye Steel Trade Co., Ltd.	Round bar steel	2,050,258.83
Tangshan jinxin steel co. LTD.	Round bar steel	1,687,301.59
Harbin kangda air conditioning equipment co. LTD.	Pump	1,527,133.81
Shenyang kai weixi fluid control equipment co. LTD.	Valve	1,286,389.17
Siping sambo automatic control equipment co. LTD.	electric control cabinet	1,246,990.95

The following table sets forth our top ten suppliers in 2016:

Supplier	Raw Materials	Amount (in thousands of U.S. Dollars)
Shenyang Oriental Kunlun Stainless Steel Industrial Co., Ltd.	White Steel Plate	4,064,446
Tangshan Longteng Steel Co., Ltd.	Round bar steel	2,155,534
Siping Jinye Steel Trade Co., Ltd.	Round bar steel	1,201,237
Xi’an Lianyi Rubber Products Co., Ltd.	Rubber Mat. Spacer	1,061,892
Hebei Xuanlong Steel Rolling Co., Ltd.	Round bar steel	1,044,031
Siping Xinguangju Auto Control Equipment Co., Ltd.	PLC	1,028,163
Nanfang Zhongjin Huanjing Co., Ltd.	Pump	930,359
Jiangmen Special Stainless Steel Materials Co., Ltd.	White Steel Plate	780,640
Qingdao Zhanqin Machine Co., Ltd.	Pump	776,274
Tianjin Jiang Chang Stainless Steel Co., Ltd.	White Steel Plate	759,408

We pay the entire purchase price for the raw materials upon delivery. For materials purchased domestically, we pay 100% on receipt. For imported materials, we are usually required to make 30% deposit upon making an order with the balance due upon receipt.

Customers

Our customers are widely dispersed throughout various industries, including metallurgy, heat and power, petrochemical, food and beverage, pharmaceutical and shipbuilding. Our products have been well received by Fortune 500 companies in large projects worldwide. The following table identifies some of our customers and the projects in which our products have been used.*

Beijing 2008 OlympicsWukesongSportsCenter (Beijing, China)
Sinopec-Shell Coal Gasification Plant (Yueyang, China)

BP (China) Chemical, Co., Ltd. (Zhuhai, China)
Datang International Shanxi Power Plant (Shanxi, China)
Sinopec Yueyang Plant (Yueyang, China) and Sinopec Anqing Plant (Anqing, China)
ChinaShenhua Baotou Coal Chemical Plat (Baotou, China)
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

The following table sets forth our top ten customers in 2017:

Customer	Main Products	Amount (in thousands of U.S. Dollars) (without VAT)	% of Sales Revenue
SINOCONST	Plate Heat Units	2,610,731.00	4%
Kaifeng Jinsheng Thermal Power Co. LTD.	Plate Heat Units	2,233,544.34	3%
Baiyin Tongcheng Thermal Co. LTD.	Spare Parts	2,101,019.45	3%
Construction Investment Energy Dingzhou Thermal Limited Liability Company.	Plate Heat Units	1,794,442.23	3%
Shaanxi Blue Spring Trading Co. LTD.	Plate Heat Units	1,702,618.43	2%
Zhengning County Housing and Urban-Rural Development Bureau.	Plate Heat Units	1,610,691.10	2%
Xiangyuan County Tyreda Heating Co. LTD.	Spare Parts	1,382,485.21	2%
Minle County District Central Heating Project Construction Management Office.	Plate Heat Units	1,330,978.19	2%
COFCO (Anhui)	Plate Heat Exchanger	1,290,191.26	2%
China Kunlun Engineering Co. LTD	Plate Heat Exchanger	1,278,306.10	2%

The following table sets forth our top ten customers in 2016:

Customer	Main Products	Amount (in thousands of U.S. Dollars) (without VAT)	% of Sales Revenue
Liaoning Huiming International Trade Co., Ltd.	Plate Heat Units	1,710,814.42	4%
Jinlin Tongda Heat Transfer System Integration, Ltd	Plate Heat Exchanger	1,309,520.42	3%
Hulunbeier Northeasten Fufeng Biotechnology Co., Ltd.	Plate Heat Exchanger	1,273,853.60	3%
Jiuquan Chunguang New Energy Heating Co., Ltd	Plate Heat Units	1,249,948.26	3%
Shanxi Hongtu Construction Engineering Co., Ltd. - the Tenth Branch	Plate Heat Exchanger	1,222,286.00	3%
Bayanzhuoer Yangguang Energy Co., Ltd.	Plate Heat Units	1,129,035.36	2%
Xingrun Construction Engineering Co., Ltd.	Plate Heat Units	1,020,690.64	2%
Taiyuan Heating Company	Plate Heat Exchanger	840,004.85	2%
Tebian Electric Apparatus Stock Co. Ltd. - Energy and Power Branch	Plate Heat Units	824,721.39	2%
Chengde thermoelectric engineering installation Co., Ltd.	Plate Heat Units	758,061.78	2%

Sales and Marketing

As of December 31, 2017, our sales force consisted of 121 experienced sales people organized into four groups based on industry: metallurgy, heat and power, petrochemical and shipbuilding. Each group specializes in serving our customers in their specific industry. We believe this specialization allows our sales people to be more focused and equipped with superior industry knowledge and experience. Of the 121 members of our sales staff, 14 are based in Beijing and Siping, and 107 are based in 13 other sales offices throughout 13 different Chinese provinces.

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

In addition, the EIT Law and its implementing rules generally provide that an income tax rate of 10% will normally be applicable to dividends payable to investors that are “non-resident enterprises,” or non-resident investors, which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC, but the relevant income is not effectively connected with the establishment or place of business to the extent such dividends are derived from sources within the PRC. The State Council of the PRC or a tax treaty between China and the jurisdictions in which the non-PRC investors reside may reduce such income tax. Under the Arrangement between the Mainland and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income, effective as of January 1, 2007, such dividend withholding tax rate is reduced to 5% if a Hong Kong resident enterprise owns over 25% of the PRC company distributing the dividends. As Star Wealth is a Hong Kong company and owns 100% of SipingJuyuan, under the aforesaid arrangement, any dividends that SipingJuyuan pays Star Wealth may be subject to a withholding tax at the rate of 5%. However, if Star Wealth is not considered to be the “beneficial owner” of such dividends under the Notice Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, or Notice 601, promulgated by the State Administration of Taxation on October 27, 2009, such dividends would be subject to the withholding tax rate of 10%. The withholding tax rate of 5% or 10% applicable to Star Wealth will have a significant impact on the amount of dividends to be received by the Company and ultimately by shareholders.

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

Our subsidiaries are based in China and are subject to income taxes in the PRC. These China-based subsidiaries conduct all of our operations, and generate all of our income in China. The Company is a Nevada corporation and is subject to income tax in the United States. New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Act”), was signed into law on December 22, 2017. The 2017 Act significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

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

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us,” we have asked our shareholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as then required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. Circular 37 shall apply to any subsequent amendments made by our shareholders after the effective date of Circular 37. However, we cannot predict how Circular 37 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders.

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

After Mr. Guohong Zhao and the founders (collectively referred to herein as the PRC Individuals) exercised their options, they became our controlling shareholders. Their acquisition of our equity interest, or the Acquisition, is required to be registered with the competent administration of industry and commerce authorities, or AIC, in Beijing. The PRC Individuals are required to make filings with the Beijing SAFE, to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75 and Circular 106.

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

Employees

As of December 31, 2017, we employed a total of 616 full-time employees. The following table sets forth the number of employees by function:

Function	Number of Employees
Senior Management	5
Solution design	17
Sales	121
Marketing	30
Procurement	10
Production	329
Quality Control	21
R&D	50
HR &Administration	21
Finance	10
Internal Audit and Control	2
TOTAL	616

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

RISKS RELATED TO OUR BUSINESS

Our financial statements indicate that there is a going concern uncertainty, which could adversely affect our ability to meet our ongoing financing needs as well as to obtain third party financing.

We suffered significant operating loss and negative operating cash flow while a significant amount of short-term borrowings and other liabilities is required to be repaid in the near future. In connection with the global credit and economic crisis, some of our customers experienced reduction in cash flows resulting from declines in commodity prices, together with reduced availability of credit and increased costs of borrowing due to tightening of the credit markets, had significant adverse effects on the financial conditions of some of our customers. This could result in project modifications, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts that are owed to us, which could have a significant adverse effect on our results of operations and cash flows.

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

Approximately 21.64% of our sales revenue in 2017 came from our top ten customers, with our largest customer, SINOCONST, accounting for approximately 3.71% of our sales revenue in 2017. If we cease to do business at or above current levels with the top customers or with any other large customers who contribute significantly to our sales revenue, and we are unable to generate additional or substitute sales revenue, our net income would decline considerably.

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

We believe that our current cash and cash flow from operations will be sufficient to meet our present and reasonably anticipated capital and capital expenditure needs given the current state of our production line for the marketing of the products. We may, however, require additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential shareholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified material weaknesses. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

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

We have asked our shareholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as then required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 37. Moreover, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 37. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 37, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

It remains unclear whether the PRC tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries may qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 5% or 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 5% or 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our stock.

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

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator risk related to non-U.S. activities of the Company's non-U.S. subsidiaries may be subject to U.S. taxation.

Our non-U.S. subsidiaries may be subject to U.S. taxation under the tax reform.

On December 22, 2017, President Trump signed broad tax reform legislation into law and certain revisions may subject non-U.S. activities of our non-U.S. subsidiaries to U.S. taxation for their undistributed profit. We are in the process of evaluating the possible impact on our subsidiaries. If our subsidiaries are subject to U.S. taxation, our revenue and income may be negatively affected.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Markets which may have an unfavorable impact on our stock price and liquidity.

Our common stock was delisted from Nasdaq Capital Market on January 26, 2016. Since then, our common stock is quoted on the OTC Markets. The OTC Markets is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

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

Our Articles of Incorporation authorize our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the shareholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our shareholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Land Use Rights

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We were granted land use rights from the PRC government for 136,776.6 square meters of four land slots located at No.5 Nanhuan Road, Tiexi District, Siping City, Jilin Province, China. The land use rights will expire on December 8, 2056, December 30, 2056, December 30, 2057, and May 18, 2062 respectively.

Mortgages were created over the land use rights of the three land lots with an area of 17,682.78 square meters, 11,619.6 square meters and 7,227.22 square meters, respectively. Such mortgages are used for securing our indebtedness with Industrial and Commercial Bank of China, Siping Branch. We believe that all our properties have been adequately maintained, are generally in good condition and are suitable and adequate for our business.

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

We currently own eleven buildings covered by ten Property Ownership Certificates issued by Siping City Housing Administration Bureau. All the buildings are located at No.5 Nanhuan Road, Tie Xi District, Siping City. The building with an area of 4,633.93 square meters was mortgaged to secure our indebtedness to Industrial and Commercial Bank of China, Siping Branch on August 10, 2018.

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

We currently lease nine real properties as representative offices in Qingdao and Harbin.

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

	Closing Prices(1)
	High	Low
Year Ended December 31, 2017
1st Quarter	$0.28	$0.15
2nd Quarter	0.25	0.12
3rd Quarter	0.20	0.16
4th Quarter	0.27	0.16

Year Ended December 31, 2016
1st Quarter	$0.60	$0.13
2nd Quarter	0.34	0.15
3rd Quarter	0.28	0.16
4th Quarter	0.26	0.19

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of April 17, 2018, there were approximately 797 holders of record of our common stock. This number excludes the shares of our common stock owned byshareholders holding stock under nominee security position listings.

Dividend Policy

We have never declared dividends or paid cash dividends. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our shareholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2017 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2017 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2017.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Financial Performance Highlights

The following are some financial highlights for the year:

•	Sales revenue: Sales revenue increased by $17.63 million, or 37.05%, to $65.22 million for 2017, from $47.59 million for 2016.

•

Gross profit: Gross profit increased by $1.60 million, or 10.07%, to $17.50 million for 2017, from $15.90 million for 2016. As a percentage of sales revenue, gross profit decreased by 6.57% to 26.84% for 2017 from 33.41% for 2016.

•

Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders: Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders increased by $6.13 million, or 188.67%, to $2.88 million for 2017, from net income attributable to THT Heat Transfer Technology, Inc. common shareholders of $3.25 million for 2016.

•

Net loss attributable to non-controlling interest: As of December 31, 2017, we had a 98.82% controlling economic interest and 100% voting interest in SipingJuyuan. As of December 31, 2016, we had a 100% controlling economic interest and 100% voting interest in SipingJuyuan. We consolidate SipingJuyuan’s operating results for financial statement purposes. Net loss attributable to non-controlling interest represents the portion of net loss attributable to the Jilin Province Technology Fund Operation and Service Center (the “Center”).

•

Fully diluted loss per share attributable to THT Heat Transfer Technology, Inc. common shareholders: Fully diluted loss per share attributable to THT Heat Transfer Technology, Inc. common shareholders was $0.14 for 2017, as compared to fully diluted earnings per share attributable to THT Heat Transfer Technology, Inc. common shareholders of $0.16 for 2016.

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

•

Growth of China’s Urbanization and Industrialization. According to China Heat Association, the annual growth rate of the heat exchange industry in China is expected to be 101% from 2012 to 2017. This growth is fueled by rapid industrialization and manufacturing industries developing in China. If this growth continues, we believe that we will be able to sustain our growth and continue to be a leader in the heat exchange industry in China.

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

•

China’s Economic Growth. China’s economic growth rate was 6.9% in 2017, faster than in 2016. The growing economic in 2017 has affected several industries we serve, especially the industries with excessive capacity such as petrochemical, metallurgical and shipbuilding industries. The economic recovery may promote us to achieve our adjusted product structure and strategies to expand to serve more sustainable industries.

Taxation

The Company is a Nevada corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Act”), was signed into law on December 22, 2017. The 2017 Act significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum.

The 2017 Act also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. The Company’s management is still evaluating the effect of the 2017 Act on the Company. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

To the extent that portions of the Company’s U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. If dividends that the Company receives from its subsidiaries are determined to be from sources outside of the U.S., subject to certain limitations, the Company will generally not be required to pay U.S. corporate income tax on those dividends. Any liabilities for U.S. corporate income tax will be accrued in the Company’s consolidated statements of income and comprehensive income (loss) and estimated tax payments will be made when required by U.S. law.

On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 188 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, companies are not required to report provisional amounts for any specific income tax effects of the 2017 Act for which a reasonable estimate cannot be determined, and would continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the 2017 Act. The Company’s management is in the process of gathering information and evaluating the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the 2017 Act, and a reasonable estimate cannot be determined at this point in time. As such, no provision of the one-time transition tax was made for the year ended December 31, 2017. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of Treasury, and specific action the Company may take in the future.

Megaway was incorporated in the BVI, but is not subject to taxation in that jurisdiction.

Star Wealth was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to a Profits Tax of 16.5% . However, no provision for Hong Kong Profits Tax has been made as Star Wealth has no taxable income.

According to the PRC’s central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25% under the EIT Law. On September 17, 2014, Siping Juyuan was granted the High and New Technology Enterprise status which entitled it to a 15% preferential income tax rate for a period of three years from 2014 to 2017. Beijing Juyuan, being a Sino-foreign joint venture enterprise, was entitled to two years’ EIT exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years. This tax holiday commenced in the fiscal year of 2008. Beijing Juyuan was therefore subject to EIT at the rate of 12.5% during the year ended December 31, 2012. Beijing Juyuan ceased to be a Sino-foreign joint venture after we acquired 25% equity interest in Beijing Juyuan from Hanyang International GmbH (“Hanyang”), our foreign business partner, in May 2013. Beijing Juyuan was subject to EIT at the standard rate of 25% during the years ended December 31, 2017 and 2016.

See Item 1 “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our PRC subsidiaries.

Results of Operations

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2017 and 2016.

	Year Ended December 31,		$	%
	2017	2016	Change	Change
Sales revenue-third parties	$65,134,385	$46,277,202	$18,857,183	40.75
Sales revenue-related party	81,893	1,309,522	(1,227,629)	(93.75)
Total sales revenues	65,216,278	47,586,724	17,629,554	37.05
Total cost of revenues	(47,714,817)	(31,686,457)	(16,028,360)	50.58
Gross profit	17,501,461	15,900,267	1,601,194	10.07
Operating expenses:
General and administrative expenses	7,166,261	5,578,919	1,587,342	28.45
Research and development expenses	2,278,003	1,967,158	310,845	15.80
Selling expenses	10,827,401	5,949,034	4,878,367	82.00
Loss (gain) on disposal of property, plant and equipment	342	(1,050,322)	1,050,664	(100.03)
Total operating expenses	20,272,007	12,444,789	7,827,218	62.90
Income (Loss) from operations	(2,770,546)	3,455,478	(6,226,024)	(180.18)
Interest income	14,656	16,387	(1,731)	(10.56)
Other income	722,313	456,304	266,009	58.30
Finance costs	(342,299)	(157,690)	(184,609)	117.07
Investment income	29,445	79,509	(50,064)	(62.97)
Other expenses	(487,058)	(87,678)	(399,380)	455.51
Income (loss) before income taxes	(2,833,489)	3,762,310	(6,595,799)	(175.31)
Income taxes expense	(44,083)	(514,649)	470,566	(91.43)
Net income (loss)	(2,877,572)	3,247,661	(6,125,233)	(188.60)
Net income attributable to non-controlling interests	2,267	-	2,267	100.00
Net income (Loss) attributable to THT Heat transfer Technology, Inc. common shareholders	$(2,879,839)	$3,247,661	$(6,127,500)	(188.67)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $17.63 million, or 37.05%, to $65.22 million in 2017 from $47.59 million in 2016. Our sales volume in 2017 amounted to 3,697 units, an increase of 812 units, from 2,885 units in 2016. Such increase was mainly due to increased sales revenue from plate heat exchanger, heat exchange unit and other products in 2017, as compared with 2016. Sales revenue from plate heat exchange increased by $4.37 million, or 22.80%, to $23.54 million in 2017 from $19.17 million in 2016. Sales revenue from heat exchange units increased by $8.86 million, or 42.29%, to $29.81 million in 2017 from $20.95 million in 2016. We generated more revenue from plate heat exchange and heat exchange unit as the economy became better in 2017 compared with in 2016 since we were in the cyclical industry. Sales revenue from other products increased by $4.56 million, or 68.99%, to $11.17 million in 2017 from $6.61 million in 2016. We generated more revenue from selling other products as the economy became better, and we are trying to sell our aged raw materials and replenish our stock with the newer ones to stable the profit line and respond to supply-side structural reform of by the Chinese government.

The following table shows our sales revenue by product for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
	$	%	$	%
Plate heat exchanger	$23,542,851	36	$19,170,010	40
Heat exchange unit	29,810,517	46	20,951,276	44
Air-cooled heat exchanger	344,367	0.5	-	-
Shell-and-tube heat exchanger	349,251	0.5	852,347	2
Others	11,169,292	17	6,613,091	14
TOTAL	$65,216,278	100	$47,586,724	100

Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of sales increased by $16.02 million, or 50.58%, to $47.71 million in 2017 from $31.69 million in 2016. Cost of sales as a percentage of sales revenue were 73.16% and 66.59 % for 2017 and 2016, respectively. The increase in cost of sales was mainly attributable to increase in sales and our recognition of inventory obsolescence on obsolete inventories due to production upgrade in 2017.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by $1.60 million, or 10.07%, to $17.50 million in 2017 from $15.90 million in 2016. The increase in our gross profit was mainly attributable to the increased sales volume in 2017 compared with in 2016. The average unit selling price of our products increased by 6.94% to $17,640 in 2017 in comparison with $16,495 in 2016, and the average unit cost increased by 17.51% to $12,906 in 2017 in comparison with $10,983 in 2016. As a result of these factors, our gross profit margin in 2017 decreased to 26.84% from 33.41% in 2016.

General and administrative expenses. Our general and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our general and administrative expenses increased by $1.59 million, or 28.45%, to $7.17 million in 2017 from $5.58 million in 2016. As a percentage of sales revenue, general and administrative expenses decreased to 10.99% in 2017, as compared to 11.72 % in 2016. The decrease in general and administrative expenses as a percentage of sales revenue was primarily due to increase in sales revenue in 2017, compared in 2016.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.31 million, or 15.80%, to $2.28 million in 2017 from $1.97 million in 2016. The increase in research and development expenses was mainly attributable to more sales orders required us to put more materials and labors in research and development activities.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by $4.88 million, or 82.00%, to $10.83 million in 2017, from $5.95 million in 2016. As a percentage of sales revenue, selling expenses increased to 16.60% in 2017, as compared to 12.50 % in 2016. The increase was mainly attributable to the Company’s efforts to develop new customers, which led to more travelling and other marketing activities.

Loss (gain) on disposal on property, plant and equipment. Our loss (gain) on disposal of property, plant and equipment include loss or gain associated with sale of fixed assets. As of December 31, 2017 and 2016, we had $324 loss and $1.05 million gain on disposal of property, plant and equipment, respectively.

Income (loss) before income taxes. Loss before income taxes increased by $6.59 million, or 175.31%, to $2.83 million in 2017, from income before income taxes of $3.76 million in 2016. Such increase was mainly attributable to increase in total operating expenses.

Income tax expenses. Our income tax expenses decreased to $44,083 in 2017 from $514,649 in 2016, as a result of decreased taxable income.

Net income (loss) attributable to THT Heat Transfer Technology, Inc. common shareholders. As a result of the cumulative effect of the foregoing factors, our net loss attributable to THT Heat Transfer, Inc. common shareholders increased by $6.13 million, or 188.67%, to $2.88 million for 2017, from net income attributable to THT Heat Transfer, Inc. common shareholders of $3.25 million for 2016. As a percentage of sales revenue, our net income (loss) attributable to THT Heat Transfer, Inc. common shareholders was (4.42%) and 6.82% for 2017 and 2016, respectively.

Net income (loss) attributable to non-controlling interest. Non-controlling interest represents the ownership interests the Center holds in SipingJuyuan and the amount recorded as non-controlling interest in our consolidated statements of income and comprehensive loss is computed by multiplying after-tax loss for the year ended December 31, 2017 by the percentage ownership in SipingJuyuan not directly attributable to us. For the years ended December 31, 2017 and 2016, the weighted average non-controlling interest attributable to ownership interests in SipingJuyuan not directly attributable to us was 0.51% and 0%, respectively.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $6.30 million. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from $7.98 million in 2016 to $11.55 million in 2017. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Year Ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$(7,843,709)	$666,093
Net cash used in investing activities	(747,211)	(1,360,343)
Net cash provided by (used in) financing activities	7,914,514	(1,849,072)
Effects of exchange rate change in cash	364,272	(527,291)
Net decrease in cash and cash equivalents	(312,134)	(3,070,613)
Cash and cash equivalents at beginning of the year	6,609,680	9,680,293
Cash and cash equivalent at end of the year	$6,297,546	$6,609,680

Operating Activities

Net cash used in operating activities was $7.84 million for 2017, compared with net cash provided by operating activities of $0.67 million for 2016. The increase in net cash used in operating activities was mainly due to net loss increased by $6.13 million, trade receivables, net increased by $7.06 million, inventories, net increased by $4.62 million, retention receivable increased by $1.21 million, depreciation and amortization decreased by $0.14 million, and bills receivable decreased by $0.03 million, offset by increased in allowance for doubtful accounts of $2.16 million, decreased in trade receivables-related party of $2.79 million, increased in accounts payable of $2.16 million, increased in other payable and accrued expenses of $1.27 million, decreased in gain on sales of property, plant and equipment of $1.05 million, and increased in inventory write-down of $1.49 million.

Investing Activities

Net cash used in investing activities was $0.75 million for 2017, compared with $1.36 million of net cash used in investing activities for 2016. The increase in net cash used in investing activities during 2017 was due to decrease in repayments from related parties of $1.80 million, increase in loans made to others of $1.36 million, and increase in payments to acquire property, plant and equipment of $0.74 million, offset by increase in repayment from others of $2.11 million, decrease in loans to related party of $1 million, increase in proceeds from disposal of property, plant and equipment of $0.06 million, and increase in restricted cash of $0.60 million.

Financing Activities

Net cash provided by financing activities was $7.91 million for 2017, compared with $1.85 million of net cash used in financing activities for 2016. The increase in net cash provided by financing activities was attributable to increase in proceeds from related parties of $11.37 million, decrease in repayments of short-term loans and long-term loan of $4.62 million and $0.53 million, respectively, and increase in contribution from non-controlling investor of $1.34 million, offset by increase in repayments to related parties of $4.74 million and decreased proceeds from short-term loan of $3.35 million.

Short-Term Loans

As of December 31, 2017, we had short-term bank loan in the amount of $4,918,234. The loan carries and interest rate of 4.611% per annum and the interest is payable monthly.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity.

	Year Ended December 31,
	2017	2016
Construction costs	$399,746	$17,045
Purchase of equipment	365,325	9,184
Total capital expenditures	$765,071	$26,229

We estimate that our total capital expenditures in fiscal year 2018 will reach approximately $0.85 million to acquire the equipment for necessary products used in the nuclear power industry.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, bills receivable, restricted cash, and trade and other receivables. As of December 31, 2017 and 2016, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the years ended December 31, 2017 and 2016, the Company did not have any customers that contributed 10% or more to the Company’s sales revenue.

As of December 31, 2017 and 2016, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

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

Retention receivable

Retention receivable is the amount withheld by a customer until the warranty period is over. Retention receivables which were expected to be collected within one year of $9,551,973 and $8,264,642 were included in the balance of trade receivables as of December 31, 2017 and 2016, respectively. Retention receivables which were expected to be collected after one year were presented separately as a non-current asset.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2017 and 2016.

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

Revenue recognition

Revenue from sales of the Company’s products is recognized when products are delivered and successfully installed, the sales price is fixed or determinable, no other significant obligations of the Company exist, and collection is reasonably assured.

The Company does not provide unconditional right of return, pricing protection or any other concessions to its customers. Historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues. Generally, the Company provides free after-sale service for a period ranging from half year to 1 year. After-sale expense was $93,807 and $176,515 for the years ended December 31, 2017 and 2016, respectively.

Cost of sales

Cost of sales consists primarily of materials costs, freight charges, purchasing and receiving costs, inspection costs, employee compensation, depreciation and related costs, which are directly attributable to production. Write-down of inventories to lower of cost or market is also recorded in cost of sales, if any.

Research and development expenses

Research and development costs are charged to expense as incurred. Research and development costs for the years ended December 31, 2017 and 2016 were $2,278,003 and $1,967,158, respectively.

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

Comprehensive income

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2017 and 2016, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

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

For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into USD. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulate other comprehensive income, a component of shareholders’ equity. The exchange rates in effect as of December 31, 2017 and 2016 were RMB1 for $0.1537 and $0.1440, respectively. The average exchange rates for the years ended December 31, 2017 and 2016 were RMB1 for $0.1480 and $0.1505, respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to USD after the balance sheet date.

Fair value of financial instruments

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.

As of December 31, 2017 and 2016, the carrying amounts of the Company’s financial assets and liabilities (including the current maturity of long-term loan) approximated their fair values due to short maturities or the applicable interest rates approximate the current market rates.

Basic and diluted earnings per share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to the Company’s common shareholders by the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to the Company’s common shareholders by the sum of the weighted average number of common stock outstanding and dilutive potential common stock during the period.

There were no dilutive instruments for the years ended December 31, 2017 and 2016. Accordingly, the basic and diluted earnings per share are the same for both reporting periods.

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

See Note [3] to our audited consolidated financial statements included elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2017 and 2016 begins on page F-1 of this report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2017. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2017 due to the material weaknesses described below, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2017, our internal control over financial reporting was not effective because of the material weaknesses in our internal control over financial reporting described below.

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

5.	Lack of skills and understanding to operate, review, and supervise the process of bookkeeping under the newly implemented ERP system.

6.	Lack of well-established procedures to identify, approve and report related party transactions.

Our management has identified the steps necessary to address the material weaknesses described above and in 2017, we have continued to implement the following remedial procedures.

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

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2017, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Guohong Zhao	57	Chairman, Chief Executive Officer and President
Zhigang Xu	46	Interim Chief Financial Officer, Treasurer and Secretary
Yue Cui	57	Vice President of Production
Fucai Zhan	47	Vice President of R&D and Director
Ariel Poppel	65	Director

Mr. Guohong Zhao. Mr. Zhao became our Chairman, Chief Executive Officer and President on June 30, 2009, the day that we consummated our reverse acquisition of Megaway, and has served as the Chairman and CEO of SipingJuyuan since founding the company in 1998. Mr. Zhao has over 10 years’ experience in the heat exchanger industry and over 20 years management experience. From 1996 to 1997, he was the Chairman and CEO of Siping City Traffic Safety Equipment Co., Ltd., a manufacturer of traffic safety equipment. Before 1995, he worked in senior positions in China Agriculture Bank, Siping Branch. Mr. Zhao graduated from Jilin Province Radio and Television University in 1986, holding a college degree in Economics.

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

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to shareholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on our Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole, but not necessarily by each director. The Board considers the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and our current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by shareholders, the Board considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

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

Mr. Guohong Zhao. Mr. Zhao is a founder of SipingJuyuan and has served as the Chairman and Chief Executive Officer of SipingJuyuan since its inception in 1998. Mr. Zhao has over 10 years’ experience in the heat exchanger industry and over 20 years management experience. He contributes invaluable long-term knowledge of our business and operations and extensive experience in the heat exchanger industry.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Except as set forth below, we believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2017.

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

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since such procedures were last disclosed.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2017 and 2016

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Guohong Zhao, Chief Executive Officer	2017	17,521	-	-	-	-	17.521
	2016	16,819	-	-	-	-	16,819

Employment Agreements

We do not have an employment agreement with any of our management.

We have not provide retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2017, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

The following table sets forth the total compensation earned by our directors for their services as directors during fiscal year ended December 31, 2017:

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Guohong Zhao	-	-	-
Fucai Zhan	-	-	-
Ariel Poppel	-	-	-

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 16, 2017 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, THT Industrial Park, No. 5 Nanhuan Road, Tiexi District, Siping, Jilin Province, 136000, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Guohong Zhao	Chairman and CEO	Common Stock	4,217,804	20.6%
Zhigang Xu	Interim Chief Financial Officer	Common Stock	0	*
Yue Cui	VP of Production	Common Stock	0	*
Fucai Zhan	VP of R&D and Director	Common Stock	0	*
All officers and directors as a group (8 persons named above)		Common Stock	4,241,804	20.6%
5% Security Holders
Guohong Zhao		Common Stock	4,217,804	20.6%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 20,453,500 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 16, 2018. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

We are not aware of any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Below were transactions since the beginning of the 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. The related parties consist of as following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zhan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Others	Individuals who have significant influence on the Company
Jilin Tongda Heat Transfer System Integration, Ltd (“Tongda”)	The Company has significant influence on Tongda
Liaoning Hongsheng Heat Energy Technology, Ltd (“Hongsheng”)	The Company has significant influence on Hongsheng
Siping Juyuan Heat Exchange Service Technology, Co., Ltd. (“Fuwu”)	The Company has significant influence on Fuwu

Trade receivables – related party

During the years ended December 31, 2017 and 2016, the Company sold products to Tongda in the amount of $81,893 and $1,309,522, respectively. The corresponding cost for the related party sales was $15,944 and $953,827, respectively. As of December 31, 2017 and 2016, the Company had trade receivables from Tongda in the amount of $27,676 and $1,358,399, respectively.

Due from related parties

As of December 31, 2017 and 2016, respectively, the Company advanced $14,075 and $31,978 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

As of December 31, 2017 and 2016, respectively, the Company advanced $11,742 and $11,003 to Kai Liu for handling selling and logistic activities for the Company in the ordinary course of business.

During the year ended December 31, 2017, the Company advanced RMB509 (approximately $75) to Hongsheng as inventory purchase prepayments. As of December 31, 2017 and 2016, the Company had advance to Hongsheng in the amount of $239,701 and $224,532, respectively, which were included in due from related parties in the accompanying consolidation balance sheets.

During the years ended December 31, 2017 and 2016, the Company made loans to Tongda in the amount of $497,133 and $1,857,761, and Tongda repaid to the Company in the amount of $290,070 and $1,589,691 respectively. The loans were nonsecured, noninterest bearing and due on demand. On December 28, 2016, the Company sold certain used equipment with original cost and net book value of $977,650 and $121,307, respectively, to Tongda in exchange for $1,315,958 including VAT. During the year ended December 31, 2017, the Company collected $61,332 from Tongda for the equipment sold. As of December 31, 2017 and 2016, the Company had loans to Tongda in the amount of $488,737 and $256,461, and receivable from Tongda regarding sale of equipment in the amount of $1,340,710 and $1,315,958, respectively, both of which were included in due from related parties in the accompanying consolidation balance sheets.

During the year ended December 31, 2017, the Company advanced $365,448 to, and received repayment of $250,111 from Fuwu as of December 31, 2017. In addition, Fuwu also paid operating expense on behalf of the Company in the amount of $21,471. As of December 31, 2017, the total amount due from Fuwu of $97,481 was included in due from related parties in the accompanying consolidation balance sheets.

Due to related parties

Due to related parties consist of the following:

	Year ended December 31,
	2017	2016
Zhigang Xu	$-	$72,008
Kai Liu	-	144,015
Others	7,050,268	18,711
Fucai Zhan	138,325	148,498
Guohong Zhao	19,010	-
	$7,207,603	$383,232

Amounts owed by the Company represent loans obtained from related parties and expenses paid by related parties, which are non-secured, non-interest bearing, and due on demand.

During the year ended December 31, 2017, the Company was advanced $11,413,624 from the related parties and made repayment of $4,885,459 against the advances. Guohong Zhao also paid $37,614 operating expense on behalf of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Audit Fees	$109,000	$105,000
Audit-Related Fees	-	8,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$109,000	$113,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by MaloneBailey LLP for our financial statements as of and for the year ended December 31, 2017.

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

Date: April 17, 2018

THT HEAT TRANSFER TECHNOLOGY, INC.

By:	/s/Guohong Zhao
Guohong Zhao
Chief Executive Officer

By:	/s/Zhigang Xu
Zhigang Xu
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guohong Zhao	Chairman and Chief Executive Officer	April 17, 2018
Guohong Zhao	(Principal Executive Officer)

/s/ Zhigang Xu	Interim Chief Financial Officer	April 17, 2018
Zhigang Xu	(Principal Financial and Accounting Officer)

/s/ Fucai Zhan	Director	April 17, 2018
Fucai Zhan

/s/ Ariel Poppel	Director	April 17, 2018
Ariel Poppel

THT Heat Transfer Technology, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
THT Heat Transfer Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of THT Heat Transfer Technology, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered loss from operations and has negative cash flow from operating activities that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2013.
Houston, Texas
April 17, 2018

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$6,297,546	$6,609,680
Restricted cash, current	571,918	974,749
Trade receivables, net	46,311,537	37,074,481
Trade receivables - related party	27,676	1,358,399
Bills receivable	394,242	398,374
Other receivables, prepayments and deposits, net	7,371,301	8,904,968
Due from related parties	2,192,446	1,839,932
Inventories, net	28,521,552	21,087,301
Total Current Assets	91,688,218	78,247,884

Restricted cash, non-current	1,112,408	514,201
Retention receivables	3,200,117	1,653,956
Property, plant and equipment, net	8,825,346	8,437,632
Land use rights, net	5,325,127	5,104,121
Deferred tax assets	159,574	149,525

TOTAL ASSETS	$110,310,790	$94,107,319

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	8,954,475	6,727,206
Other payables and accrued liabilities	25,305,594	20,525,878
Income tax payable	55,756	511,314
Short-term loans	4,918,234	4,608,494
Due to related parties	7,207,603	383,232
Total Current Liabilities	46,441,662	32,756,124

Total Liabilities	46,441,662	32,756,124

EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at December 31, 2017 and 2016	20,454	20,454
Additional paid-in capital	27,136,310	26,524,324
Statutory reserve	4,270,861	4,270,861
Retained earnings	29,486,561	32,366,400
Accumulated other comprehensive income (loss)	2,202,886	(1,830,844)
Total THT Heat Transfer Technology, Inc. shareholders' equity	63,117,072	61,351,195
Non-controlling interest	752,056	-
TOTAL EQUITY	63,869,128	61,351,195

TOTAL LIABILITIES AND EQUITY	$110,310,790	$94,107,319

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income (Loss)
(Stated in US dollars)

	For the Years Ended December 31,
	2017	2016

REVENUES:
Sales revenue	$65,134,385	$46,277,202
Sales revenue-related party	81,893	1,309,522
Total Revenues	65,216,278	47,586,724

COST OF REVENUES:
Cost of revenues	(47,714,817)	(31,686,457)
Total Cost of Revenues	(47,714,817)	(31,686,457)

Gross Profit	17,501,461	15,900,267

Operating expenses (income)
General and administrative expenses	7,166,261	5,578,919
Research and development expenses	2,278,003	1,967,158
Selling expenses	10,827,401	5,949,034
Loss (gain) on disposal of property, plant and equipment	342	(1,050,322)
Total Operating Expenses	20,272,007	12,444,789

Income (loss) from operations	(2,770,546)	3,455,478

Other income (expenses)
Interest income	14,656	16,387
Other income	722,313	456,304
Finance costs	(342,299)	(157,690)
Investment income	29,445	79,509
Other expense	(487,058)	(87,678)
Total Other Income (Expenses)	(62,943)	306,832

Income (loss) before income taxes	(2,833,489)	3,762,310
Income tax expenses	(44,083)	(514,649)
Net Income (Loss)	(2,877,572)	3,247,661
Net income attributable to non-controlling interest	2,267	-
Net income (loss) attributable to THT Heat Transfer Technology, Inc. common shareholders	(2,879,839)	3,247,661

Comprehensive Income (Loss)
Net Income (Loss)	(2,877,572)	3,247,661
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	4,060,015	(4,211,941)
Comprehensive Income (Loss)	1,182,443	(964,280)
Less: Comprehensive income attributable to non-controlling interest	32,817	-
Comprehensive income (loss) attributable to THT Heat Transfer Technology, Inc. common shareholders	1,149,626	(964,280)

Earnings (loss) per share attributable to THT Heat Transfer Technology, Inc. common shareholders
Basic and diluted	$(0.14)	$0.16
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Stated in US dollars)

	THT Heat Transfer Technology, Inc.
	Common Stock		Additional		Accumulated Other
			Paid-in	Statutory	Comprehensive	Retained	Non-controlling	Total
	No. of Shares	Amount	Capital	Reserve	Income	Earnings	Interest	Equity
Balance, December 31, 2015	20,453,500	$20,454	$26,524,324	$3,943,474	$2,381,097	$29,446,126	$-	$62,315,475

Net income						3,247,661		3,247,661
Foreign currency translation adjustment					(4,211,941)			(4,211,941)
Appropriation to reserve				327,387		(327,387)		-

Balance, December 31, 2016	20,453,500	$20,454	$26,524,324	$4,270,861	$(1,830,844)	$32,366,400	$-	$61,351,195

Net loss						(2,879,839)	2,267	(2,877,572)
Foreign currency translation adjustment					4,029,465		30,550	4,060,015
Contribution from non-controlling investor in subsidiary			611,986		4,265		719,239	1,335,490

Balance, December 31, 2017	20,453,500	$20,454	$27,136,310	$4,270,861	$2,202,886	$29,486,561	$752,056	$63,869,128

The accompanying notes are an integrated part of these consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	For the Years Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,877,572)	$3,247,661
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,201,752	1,339,244
Allowance for doubtful accounts	3,113,255	951,237
Loss (gain) on disposal of property, plant and equipment	342	(1,050,322)
Inventory write-down	1,493,021	-
Changes in operating assets and liabilities:
Trade receivables, net	(9,452,488)	(2,391,199)
Trade receivables - related party	1,369,283	(1,419,888)
Bills receivable	29,761	293,167
Other receivables, prepayments and deposits, net	1,523,959	568,188
Inventories, net	(7,286,825)	(2,666,434)
Retention receivables	(1,381,777)	(175,948)
Due from related parties	-	(6,872)
Accounts payable	1,562,194	(598,060)
Other payables and accrued liabilities	3,333,139	2,060,496
Income taxes payable	(471,753)	514,823
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,843,709)	666,093

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(91,767)	(690,334)
Payments to acquire property, plant and equipment	(765,071)	(26,229)
Proceeds from disposal of property, plant and equipment	61,662	3,906
Loans made to others	(1,742,110)	(379,616)
Loans to related parties	(862,581)	(1,857,761)
Repayments from others	2,112,475	-
Repayments from related parties	540,181	1,589,691
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(747,211)	(1,360,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	9,516,833	12,868,857
Repayment of short-term loans	(9,465,974)	(14,086,680)
Repayment of long-term loan	-	(526,870)
Proceeds from related parties	11,413,624	45,160
Repayment to related parties	(4,885,459)	(149,539)
Contribution from non-controlling investor	1,335,490	-
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,914,514	(1,849,072)

Effect of foreign currency translation on cash and cash equivalents	364,272	(527,291)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(312,134)	(3,070,613)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	$6,609,680	$9,680,293
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$6,297,546	$6,609,680

Supplementary Disclosures for Cash Flow Information:
Interest paid	$233,498	$146,422
Income taxes paid	$550,050	$-

Non-cash investing and financial activities:
Operating expense paid by related parties	$59,085	$86,051
Liabilities assumed in connection with purchase of property, plant and equipment	$147,100	$697,144

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

On July 27, 2017, Jilin Science and Technology Fund Operation and Service Center (the “Center”), an organization controlled by local government, contributed $1,335,490 in cash in SipingJuyuan and obtained a 1.18% ownership interest in SipingJuyuan.

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

Basis of presentation and consolidation and going concern

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

For the year ended December 31, 2017, the Company incurred significant loss from operations and had negative operating cash flow. The Company has short term loans borrowed from banks and related parties for an aggregated amount of $12 million, which requires the Company to secure additional funds given the Company’s current cash position. The Company’s available liquidity as of December 31, 2017 was approximately $7 million including cash and cash equivalents, restricted cash, current, and bills receivable. The Company has taken various actions to conserve cash, procure additional financing and improve the liquidity, including reducing capital spending. The Company's ability in meeting future cash flow requirements is dependent on many events outside of its direct control, including, among other things, successful renewal of bank borrowings and additional financing from the banks and related parties.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

Non-controlling Interest

Non-controlling interest on the consolidated balance sheets is resulted from the consolidation of SipingJuyuan, a 98.82% owned subsidiary starting from July 27, 2017. The portion of the income or loss applicable to non-controlling interest in subsidiary is reflected in the consolidated statements of income and comprehensive income (loss).

Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, prepayments and deposit, write-down in value of inventories, deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment and land use rights. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, bills receivable, restricted cash, and trade and other receivables. As of December 31, 2017 and 2016, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade and other receivables.

During the years ended December 31, 2017 and 2016, the Company did not have any customers that contributed 10% or more to the Company’s sales revenue.

As of December 31, 2017 and 2016, the Company did not have any balance of gross trade receivable due from individual customer that represented 10% or more of the Company’s gross trade receivables.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid, short-term investments that are readily convertible to known amount of cash and have original maturities of three months or less when purchased. The cash equivalents of $2,923,927 and $474,422 were included in the balance of cash and cash equivalents as of December 31, 2017and 2016, respectively.

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

Retention receivable

Retention receivable is the amount withheld by a customer until the warranty period is over. Retention receivables which were expected to be collected within one year of $9,551,973 and $8,264,642 were included in the balance of trade receivables as of December 31, 2017 and 2016, respectively. Retention receivables which were expected to be collected after one year were presented separately as a non-current asset.

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

To estimate the amount of slow-moving or obsolete inventories, the Company analyzes movement of its products, monitors competing products and technologies and evaluates acceptance of its products. Periodically, the Company identifies inventories that cannot be sold at all or can only be sold at deeply discounted prices. An allowance will be established if management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the carrying cost and the market value.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2017 and 2016.

Government grants

Government grants include cash subsidies as well as other subsidies received from the PRC government by the subsidiaries of the Company. Such subsidies are generally provided as incentives from the local government to encourage the expansion of local business. The government grant is recognized in the consolidated statements of income and comprehensive income (loss) when the relevant performance criteria specified in the grant are met. Grants applicable to purchase of property, plant and equipment and/or encourage research and development activities are credited to deferred income, which is included in other payables and accrued liabilities, upon receipt and are amortized over the life of depreciable assets.

Revenue recognition

Revenue from sales of the Company’s products is recognized when products are delivered and customer acceptance is made, the sales price is fixed or determinable, no other significant obligations of the Company exist and collection is reasonably assured.

The Company does not provide unconditional right of return, pricing protection or any other concessions to its customers. Historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues. Generally, the Company provides free after-sale service for a period ranging from half year to 1 year. After-sale expense was $93,807 and $176,515 for the years ended December 31, 2017 and 2016, respectively.

Cost of revenues

Cost of revenues consists primarily of materials costs, freight charges, purchasing and receiving costs, inspection costs, employee compensation, depreciation and related costs, which are directly attributable to production. Write-down of inventories to lower of cost or market is also recorded in cost of sales, if any.

Administrative expenses

Administrative expenses consist primarily of bad debt expenses, rental expenses, office expenses, entertainment, traveling expenses, staff welfare, consumables, labor protection and salaries and wages which are incurred at the administrative level.

Rental expenses under operating leases were $22,443 and $8,545 for the years ended December 31, 2017 and 2016, respectively.

Selling expenses

Selling expenses consist primarily of advertising, salaries and transportation costs incurred during the selling activities.

Advertising and transportation expenses are charged to expense as incurred.

Advertising costs amounting to $98,438 and $2,362 for the years ended December 31, 2017 and 2016, respectively, are included in selling expenses.

Transportation expenses amounting to $1,379,814 and $1,715,015 for the years ended December 31, 2017 and 2016, respectively, are included in selling expenses.

Research and development expenses

Research and development costs are charged to expense as incurred. Research and development costs for the years ended December 31, 2017 and 2016 were $2,278,003 and $1,967,158, respectively.

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

Comprehensive income

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2017 and 2016, the only component of accumulated other comprehensive income was foreign currency translation adjustment.

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

For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into USD. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulate other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2017 and 2016 were RMB1 for $0.1537 and $0.1440, respectively. The average exchange rates for the years ended December 31, 2017 and 2016 were RMB1 for $0.1480 and $0.1505, respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to USD after the balance sheet date.

Fair value of financial instruments

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.

As of December 31, 2017 and 2016, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximate the current market rates.

It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

Basic and diluted earnings per share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to the Company’s common shareholders by the sum of the weighted average number of common stock outstanding and dilutive potential common stock during the period.

There were no dilutive instruments for the years ended December 31, 2017 and 2016. Accordingly, the basic and diluted earnings per share are the same for both reporting periods.

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

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. The Company elected to adopt the new standard effective January 1, 2018.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company elected adopting the standard using the modified retrospective method in 2018. The Company has identified its revenue streams and assessed each for the impacts. The Company expects the adoption of Topic 606 will not have a material impact in the timing or amount of revenue recognized, including the presentation of revenues in the Company’s consolidated statements of income and comprehensive income (loss).

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this amendment from January 1, 2017. The adoption did not have any impact on our consolidated financial statements and related disclosures other than reclassification of current deferred tax items to non-current for all periods presented.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.

The standard will be effective for the Company beginning January 1, 2019, with early adoption permitted. The Company plans to adopt the standard effective January 1, 2019. The Company anticipates this standard will have a material impact on the Company’s consolidated balance sheets. However, we do not expect adoption will have a material impact on our consolidated statements of income and comprehensive income (loss). While we are continuing to assess potential impacts of the standard, the Company currently expects the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. These amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of the adoption of ASU No. 2018-02 on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". The amendments in this ASU add SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company adopted this standard and evaluated the impact from the Tax Cut and Jobs Act pursuant to SAB 118, see Note 8 for further disclosures.

4. Non-controlling Interest

On July 27, 2017, Jilin Science and Technology Fund Operation and Service Center (the “Center”), an organization controlled by local government, contributed RMB9,000,000 ($1,335,490) in cash in SipingJuyuan in order to obtain a 1.18% ownership interest in SipingJuyuan. The following schedule discloses the changes in the Company’s ownership interest in SipingJuyuan on the Company’s equity:

	For the Years Ended December 31,
	2017	2016

Net income (loss) attributable to THT Heat Transfer Technology, Inc. common shareholders	$(2,879,839)	$3,247,661
Transfer from the non-controlling interest
Increase in THT Heat Transfer Technology, Inc.'s paid-in capital for contribution from non-controlling investor	611,986	-
Net transfer from non-controlling interest	611,986	-
Change from loss attributable to THT Heat Transfer Technology, Inc. common shareholders and transfer from non-controlling interest	$(2,267,853)	$3,247,661

5. Restricted cash

	As of December 31,
	2017	2016

Bank deposits held as collateral for performance bonds issued by the banks to customers	$1,684,326	$1,488,950
Less: current portion	571,918	974,749
Non-current portion	$1,112,408	$514,201

When the Company’s customers request to receive performance bonds issued by the banks in relation to the Company’s performance under the sales contracts, the Company has to place deposits with banks equal to 100% of the bonds amount at the time of issuance.

6. Trade receivables, net

	As of December 31,
	2017	2016

Trade receivables	$57,859,135	$45,050,908
Allowance for doubtful accounts	(11,547,598)	(7,976,427)
	$46,311,537	$37,074,481

An analysis of the allowance for doubtful accounts for the years ended December 31, 2017 and 2016 is as follows:

	Year ended December 31,
	2017	2016

Balance at beginning of year	$7,976,427	$7,689,089
Addition of bad debt expense, net	2,957,401	824,679
Uncollectible receivables written-off	(34,894)	-
Translation adjustments	648,664	(537,341)
Balance at end of year	$11,547,598	$7,976,427

7. Other receivables, prepayments and deposits

	As of December 31,
	2017	2016

Advances to employees	$3,544,733	$5,731,137
Deposits for public bid	618,702	461,565
Prepayments to suppliers	4,234,761	3,272,792
Other receivables	547,841	763,374
	8,946,037	10,228,868
Allowance for doubtful accounts	(1,574,736)	(1,323,900)
	$7,371,301	$8,904,968

The advances to employees mainly represent advances for handling selling and logistic activities for the Company in the ordinary course of business.

An analysis of the allowance for doubtful accounts related to other receivables, prepayments and deposits for the years ended December 31, 2017 and 2016 is as follows:

	Year ended December 31,
	2017	2016

Balance at beginning of year	$1,323,900	$1,286,770
Addition of bad debt expense	155,854	126,558
Translation adjustments	94,982	(89,428)
Balance at end of year	$1,574,736	$1,323,900

8. Inventories, net

	As of December 31,
	2017	2016

Raw materials	$9,368,647	$7,626,337
Work-in-progress	4,229,841	2,831,115
Finished goods	16,492,343	10,647,422
	30,090,831	21,104,874
Allowance for obsolete inventories	(1,569,279)	(17,573)
	$28,521,552	$21,087,301

The Company recognized inventory write-down of $1,493,021 and $0 for the years ended December 31, 2017 and 2016.

The write-down in the value of inventory was based on the management’s specific analysis of future production and was included in the cost of revenues.

9. Income tax

United States

The Company is a Nevada corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Act”), was signed into law on December 22, 2017. The 2017 Act significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum.

The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. The Company’s management is still evaluating the effect of the U.S. Tax Reform on the Company. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

To the extent that portions of the Company’s U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. If dividends that the Company receives from its subsidiaries are determined to be from sources outside of the U.S., subject to certain limitations, the Company will generally not be required to pay U.S. corporate income tax on those dividends. Any liabilities for U.S. corporate income tax will be accrued in the Company’s consolidated statements of income and comprehensive income (loss) and estimated tax payments will be made when required by U.S. law.

One-Time Transition Tax Related to the 2017 Act

On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 188 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, companies are not required to report provisional amounts for any specific income tax effects of the 2017 Act for which a reasonable estimate cannot be determined, and would continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the 2017 Act. The Company’s management is in the process of gathering information and evaluating the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the 2017 Act, and a reasonable estimate cannot be determined at this point in time. As such, no provision of the one-time transition tax was made for the year ended December 31, 2017. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of Treasury, and specific action the Company may take in the future.

BVI

Megaway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

HK

Star Wealth was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5% . No provision for Hong Kong profits tax has been made as Star Wealth had no taxable income during the reporting periods.

PRC

SipingJuyuan and Beijing Juyuan are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25%. As SipingJuyuan was qualified as a “High-tech Enterprise”, it was entitled to a preferential EIT rate of 15% during the reporting periods. Beijing Juyuan ceased to be a sino joint venture after SipingJuyuan acquired 25% equity interest in Beijing Juyuan from Hanyang, the minority foreign business partner, in May 2013. As a result, Beijing Juyuan was subject to EIT at the standard rate of 25% during the years ended December 31, 2017 and 2016.

The components of the provision for income taxes are:

	Year ended December 31,
	2017	2016

Current taxes	$44,083	$514,649
Deferred taxes	-	-
	$44,083	$514,649

Reconciliations between the statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2017	2016
U.S. statutory rate	34.00%	34.00%
Foreign income not recognized in the U.S.	(34.00)%	(34.00)%
PRC enterprise income tax rate	25.00%	25.00%
Effect of tax exemptions and relief granted to the subsidiary	1.62%	(9.12)%
Effect of additional deduction on R&D expenses	15.46%	(9.62)%
Effect of expenses not deductible for tax purposes	(41.97)%	7.24%
Effect of Income tax difference under different tax jurisdictions	-	0.06%
Effect of valuation allowance on deferred income tax assets	(0.20)%	0.12%
Other miscellaneous tax effects	(1.47)%	-
Effective tax rate	(1.56)%	13.68%

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2017 and 2016.

Deferred tax assets as of December 31, 2017 and 2016 are composed of the following:

	As of December 31,
	2017	2016

Allowance for doubtful accounts	$1,890,727	$1,322,955
Allowance for obsolete inventories	235,392	2,636
Net operating loss carried forward	250,581	297,785
Valuation allowance	(2,217,126)	(1,473,851)
	159,574	149,525

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized.

10. Property, plant and equipment, net

	As of December 31,
	2017	2016
Cost :
Buildings	$8,113,441	$7,537,596
Plant and machinery	6,953,107	6,072,381
Office equipment	1,376,211	1,118,292
Motor vehicles	710,053	527,288
	17,152,812	15,255,557
Accumulated depreciation	(8,629,847)	(7,043,693)
Construction in progress	302,381	225,768
Net	$8,825,346	$8,437,632

During the reporting periods, depreciation is included in:

	Year ended December 31,
	2017	2016

Cost of sales and overheads of inventories	$437,245	$597,743
Research and development expenses	369,934	302,903
General and administrative expenses	270,712	319,061
Selling expense	6,341	-
Total depreciation expense	$1,084,232	$1,219,707

As of December 31, 2017 and 2016, property, plant and equipment with net book values of $3,112,380 and $4,949,198, respectively, were pledged as collateral under certain loan arrangements (see Note 13).

11. Intangible assets

	As of December 31,
	2017	2016

Land use rights	$6,093,132	$5,709,399
Accumulated amortization	(768,005)	(605,278)
	$5,325,127	$5,104,121

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the Company’s office premises, production facilities and warehouse are situated. As of December 31, 2017 and 2016, land use rights with net book values of $865,825 and $5,104,121, respectively, were pledged as collateral under certain loan arrangements (see Note 13).

During the years ended December 31, 2017 and 2016, amortization expense amounted to $117,520 and $119,537, respectively. The estimated amortization expense for each of the five succeeding years from 2017 is approximately $120,000 each year.

12. Other payables and accrued expenses

	As of December 31,
	2017	2016

Receipt in advance from customers	$14,801,767	$12,658,303
Pension payable	552,208	517,431
Salaries payable	1,314,075	334,237
Deferred income	5,210,757	5,193,164
Other payables and accrued expenses	3,426,787	1,822,743
	$25,305,594	$20,525,878

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third party insurances and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Deferred income represents cash subsidies received from government grants, of which, the amount of $885,282and $1,051,313 as of December 31, 2017 and 2016, respectively, is related to several projects that have been completed but are still subject to the government’s inspection. The Company did not recognize any income for those projects as whether the government support is repayable or not is subject to the inspection results.

13. Short-term loans

Short-term bank loans

On May 31, 2016, the Company entered into a one-year loan agreement with Agricultural Bank of China (“ABC”), pursuant to which the Company obtained a loan in the amount of RMB32,000,000 (approximately $4,817,000), payable on May 30, 2017. The loan carries an interest rate of 4.785% per annum and the interest is payable monthly. The loan was repaid in full on May 26, 2017.

On June 6, 2017, the Company entered into another one-year loan agreement with ABC to obtain a loan in the amount of RMB32,000,000 (approximately $4,801,000), payable on June 5, 2018. The loan carries an interest rate of 4.785% per annum and the interest is payable monthly. The loan was paid in full on August 11, 2017.

On August 10, 2017, the Company entered into a one-year loan agreement with Industrial and Commercial Bank of China, pursuant to which the Company obtained a loan in the amount of RMB32,000,000 (approximately $4,806,000), payable on August 9, 2018. The loan carries an interest rate of 4.611% per annum and the interest is payable monthly.

The bank loans are also secured by the following assets of the Company:

	As of December 31,
	2017	2016

Property, plant and equipment (Note 10)	$3,112,380	$4,949,198
Land use rights (Note 11)	865,825	5,104,121
	$3,978,205	$10,053,319

Short-term loans from unrelated party

During the year ended December 31, 2016, the Company borrowed unsecured, non-interest bearing funds from a third party individual in the amount of RMB53,487,813 (approximately $8,052,000) and repaid RMB93,577,813 (approximately $14,087,000). As of December 31, 2016, the balance of loan from unrelated party was $nil. The Company also advanced RMB2,521,787 (approximately $380,000) to this individual during the year ended December 31, 2016. The advance was unsecured, non-interest bearing and is due on demand. The net advance was included in other receivables, prepayments and deposits, net.

During the year ended December 31, 2017, the Company advanced additional funds to this individual in the amount of RMB12,000,000, or $1,742,110 and received RMB14,521,787, or $2,112,475 as repayment of all outstanding advances.

For the years ended December 31, 2017 and 2016, the Company included interest expense of $327,205 and $146,422, respectively, in finance costs.

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

15. Other income

	Year ended December 31,
	2017	2016
Government grants	$721,104	$448,758
Other income	1,209	7,546
	$722,313	$456,304

16. Finance costs

	Year ended December 31,
	2017	2016
Interest expense	$327,205	$146,422
Bank charges and net exchange loss	15,094	11,268
	$342,299	$157,690

17. Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 31.2% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income (loss). The Company contributed $358,851 and $265,444 for the years ended December 31, 2017 and 2016, respectively.

18. Commitments and contingencies

As of December 31, 2017 and 2016, the Company had contingencies arising from the division of Old Juyuan Company into SipingJuyuan, New Juyuan Company and JuyuanHanyang Pressure Vessels. According to the division agreement of Old Juyuan Company (“Division Agreement”), all parties to the Division Agreement undertook joint and several liabilities for the indebtedness of Old Juyuan Company.

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

The Company’s loss in respect of this undertaking is possible but not known or probable. Accordingly, no liability was recognized as of December 31, 2017 and 2016 respectively. The Company believes that a reasonable estimate of the possible loss range from $Nil to approximately $1,757,000 as of December 31, 2017 (2016: from $Nil to approximately $1,757,000).

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

19. Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”. The Company’s sales revenues by products for the years ended December 31, 2017 and 2016 were as follows:

	Year ended December 31,
	2017	%	2016	%

Plate heat exchanger	$23,542,851	36	$19,170,010	40

Heat exchange unit	29,810,517	46	20,951,276	44
Air-cooled heat exchanger	344,367	0.5	-	-
Shell-and-tube heat exchanger	349,251	0.5	852,347	2

Others	11,169,292	17	6,613,091	14

	$65,216,278	100	$47,586,724	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

20. Related party transactions

The related parties consist of as following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zhan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Others	Individuals who have significant influence on the Company
Jilin Tongda Heat Transfer System Integration, Ltd ( “Tongda”)	The Company has significant influence on Tongda
Liaoning Hongsheng Heat Energy Technology, Ltd ( “Hongsheng”)	The Company has significant influence on Hongsheng
Siping Juyuan Heat Exchange Service Technology, Co., Ltd. (“Fuwu”)	The Company has significant influence on Fuwu

Trade receivables – related party

During the years ended December 31, 2017 and 2016, the Company sold products to Tongda in the amount of $81,893 and $1,309,522, respectively. The corresponding cost for the related party sales of $15,944 and $953,827, respectively was included in the total cost of revenues. As of December 31, 2017 and 2016, the Company had trade receivables from Tongda in the amount of $27,676 and $1,358,399, respectively.

Due from related parties

As of December 31, 2017 and 2016, respectively, the Company advanced $14,075 and $31,978 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

As of December 31, 2017 and 2016, respectively, the Company advanced $11,742 and $11,003 to Kai Liu for handling selling and logistic activities for the Company in the ordinary course of business.

During the year ended December 31, 2017, the Company advanced RMB509 (approximately $75) to Hongsheng as inventory purchase prepayments. As of December 31, 2017 and 2016, the Company had advance to Hongsheng in the amount of $239,701 and $224,532, respectively, which was included in due from related parties in the accompanying consolidation balance sheets.

During the years ended December 31, 2017 and 2016, the Company made loans to Tongda in the amount of $497,133 and $1,857,761, and Tongda repaid to the Company in the amount of $290,070 and $1,589,691 respectively. The loans were nonsecured, noninterest bearing and due on demand. On December 28, 2016, the Company sold certain used equipment with original cost and net book value of $977,650 and $121,307, respectively, to Tongda in exchange for $1,315,958 including VAT. During the year ended December 31, 2017, the Company collected $61,332 from Tongda for the equipment sold. As of December 31, 2017 and 2016, the Company had loans to Tongda in the amount of $488,737 and $256,461, and receivable from Tongda regarding sale of equipment in the amount of $1,340,710 and $1,315,958, respectively, both of which were included in due from related parties in the accompanying consolidation balance sheets.

During the year ended December 31, 2017, the Company advanced $365,448 to, and received repayment of $250,111 from Fuwu. In addition, Fuwu also paid operating expense on behalf of the Company in the amount of $21,471. As of December 31, 2017, the total amount due from Fuwu of $97,481 was included in due from related parties in the accompanying consolidation balance sheets.

Due to related parties

Due to related parties consist of the following:

	Year ended December 31,
	2017	2016
Zhigang Xu	$-	$72,008
Kai Liu	-	144,015
Others	7,050,268	18,711
Fucai Zhan	138,325	148,498
Guohong Zhao	19,010	-
	$7,207,603	$383,232

Amounts owed by the Company represent loans obtained from related parties and expenses paid by related parties, which are non-secured, non-interest bearing, and due on demand.

During the year ended December 31, 2017, the Company was advanced $11,413,624 from the related parties and made repayment of $4,885,459 against the advances. Guohong Zhao also paid $37,614 operating expense on behalf of the Company.

21. Subsequent events

As of April 17, 2018, the Company made repayment of RMB22,770,000 (approximately $3,500,000) to the related parties against the advance received in the year ended December 31, 2017. No additional borrowing was made during the period.

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