Form 10-Q
period 2018-03-31
THT Heat Transfer Technology, Inc.
filed 2018-05-21
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 18, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.
Quarterly Report on Form 10-Q
Period Ended March 31, 2018

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Page(s)
Consolidated Balance Sheets (Unaudited)	F-1
Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Consolidated Financial Statements	F-4 - F-10

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,146,222	$6,297,546
Restricted cash, current	516,203	571,918
Trade receivables, net	40,488,348	46,311,537
Trade receivables - related party	4,660	27,676
Bills receivable	2,849,946	394,242
Other receivables, prepayments and deposits, net	8,863,077	7,371,301
Due from related parties	1,886,161	2,192,446
Inventories, net	30,015,176	28,521,552
Total Current Assets	89,769,793	91,688,218

Restricted cash, non-current	1,313,330	1,112,408
Retention receivables	3,559,839	3,200,117
Property, plant and equipment, net	9,310,889	8,825,346
Land use rights, net	5,485,316	5,325,127
Deferred tax assets	165,322	159,574
TOTAL ASSETS	$109,604,489	$110,310,790

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$8,922,656	$8,954,475
Other payables and accrued liabilities	25,663,068	25,305,594
Income tax payable	57,765	55,756
Short-term loans	5,095,379	4,918,234
Due to related parties	3,817,640	7,207,603
Total Current Liabilities	43,556,508	46,441,662

TOTAL LIABILITIES	43,556,508	46,441,662

EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at March 31, 2018 and December 31, 2017	20,454	20,454
Additional paid-in capital	27,136,310	27,136,310
Statutory reserve	4,270,861	4,270,861
Retained earnings	29,358,741	29,486,561
Accumulated other comprehensive income	4,484,016	2,202,886
Total THT Heat Transfer Technology, Inc. shareholders’ equity	65,270,382	63,117,072
Non-controlling interest	777,599	752,056
TOTAL EQUITY	66,047,981	63,869,128

TOTAL LIABILITIES AND EQUITY	$109,604,489	$110,310,790

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Income (Loss)
(Stated in US dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

REVENUES
Sales revenue	$7,211,275	$3,998,106
Sales revenue - related party	8,603	8,215
Total Revenues	7,219,878	4,006,321

COST OF REVENUES	(5,446,817)	(2,167,826)

Gross Profit	1,773,061	1,838,495

Operating expenses
General and administrative expenses	198,144	822,601
Research and development expenses	253,122	317,998
Selling expenses	1,520,301	2,222,048
Total Operating Expenses	1,971,567	3,362,647

Loss from operations	(198,506)	(1,524,152)

Other income (expenses)
Interest income	3,108	3,270
Other income	114,870	42,985
Investment income	16,642	23,474
Finance costs	(63,887)	(58,212)
Other expenses	(1,573)	-
Total Other Income	69,160	11,517

Loss before income taxes	(129,346)	(1,512,635)
Income tax benefits	-	151,422
Net Loss	(129,346)	(1,361,213)
Net loss attributable to non-controlling interest	(1,526)	-
Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders	$(127,820)	$(1,361,213)

Comprehensive Income (Loss)
Net Loss	$(129,346)	$(1,361,213)
Other Comprehensive Income
Foreign currency translation adjustments	2,308,199	465,600
Comprehensive Income (Loss)	2,178,853	(895,613)
Less: Comprehensive income attributable to non-controlling interest	25,543	-
Comprehensive income (loss) attributable to THT Heat Transfer Technology, Inc. common shareholders	$2,153,310	$(895,613)

Loss per common share attributable to THT Heat Transfer Technology, Inc. common shareholders
Basic and diluted	$(0.01)	$(0.07)

Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(129,346)	$(1,361,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	320,467	287,962
Deferred tax assets	-	(151,422)
Allowance for doubtful accounts	(656,483)	(323,617)
Inventory write-down	398,805	-
Changes in operating assets and liabilities:
Trade receivables, net	8,169,832	5,716,769
Trade receivables - related party	23,724	1,128,239
Bills receivable	(2,412,160)	(2,437,857)
Other receivables, prepayments and deposits	(1,323,688)	(166,481)
Due from related parties	-	2,573
Inventories, net	(859,536)	(1,758,545)
Retention receivables	(241,521)	(2,105)
Accounts payable	(544,032)	(947,520)
Other payables and accrued liabilities	(547,323)	(234,471)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,198,739	(247,688)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	280,844	-
Payments to acquire property, plant and equipment	(260,943)	(8,096)
Loans made to others	-	(1,742,110)
Loans made to related party	-	(173,950)
Repayments from others	-	579,251
Repayments from related party	99,778	332,452
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	119,679	(1,012,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	-	20,585
Repayments to related parties	(3,605,701)	(30,901)
NET CASH USED IN FINANCING ACTIVITIES	(3,605,701)	(10,316)

Effect of foreign currency translation on cash, cash equivalents, and restricted cash	281,166	54,421

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,006,117)	(1,216,036)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	$7,981,872	$8,098,630
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$6,975,755	$6,882,594

Supplementary Disclosures of Cash Flow Information:
Interest paid	$58,031	$55,573
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Operating expense paid by related parties	$-	$41,646
Liabilities assumed in connection with purchase of property, plant and equipment	$193,950	$6,396

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets	As of March	As of March 31,
	31, 2018	2017
Cash and cash equivalents	$5,146,222	$5,179,069
Restricted cash, current	516,203	596,187
Restricted cash, non-current	1,313,330	1,107,338
Total cash, cash equivalents, and restricted cash at end of period	$6,975,755	$6,882,594

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

3. Summary of significant accounting policies

Basis of presentation and consolidation and going concern

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto for the year ended December 31, 2017 filed with the SEC in the Company’s Form 10-K on April 17, 2018.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

The Company has short term loans borrowed from banks and related parties for an aggregated amount of $8.9 million, which requires the Company to secure additional funds given the Company’s current cash position. The Company’s available liquidity as of March 31, 2018 was approximately $8.5 million including cash and cash equivalents, restricted cash, current, and bills receivable. The Company has taken various actions to conserve cash, procure additional financing and improve the liquidity, including reducing capital spending. The Company's ability in meeting future cash flow requirements is dependent on many events outside of its direct control, including, among other things, successful renewal of bank borrowings and additional financing from the banks and related parties.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

Certain amounts from prior period have been reclassified to conform to the current year presentation. This reclassification has resulted in no change to the Company’s retained earnings or net income presented.

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of March 31, 2018 and December 31, 2017, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

Recent accounting pronouncements

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “ Revenue from Contracts with Customers (ASC 606)” and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Effective January 1, 2018, the Company adopted the standard using the modified retrospective method, which result in an immaterial impact. See Note – 4 Revenue Recognition for further details.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (ASC 230): Restricted Cash” update on the presentation of restricted cash in the statement of cash flows. The new guidance requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this new accounting standard retrospectively during the three months ended March 31, 2018. As a result of the adoption, net cash provided by investing activities was adjusted to exclude the changes in restricted cash, resulting in a decrease of $203,146 in net cash used in investing activities in the previously-reported amount for the three months ended March 31, 2017. The Company's restricted cash represents cash deposits in bank to pledge the performance bonds issued by the banks when requested by the Company’s customers under their sales contracts, separately from cash and cash equivalents.

4. Revenue Recognition

Adoption of ASU 2014-09 "Revenue from Contracts with Customers (ASC 606)"

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed or substantially complete as of January 1, 2018. Results for the reporting period beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.

Management has determined that the impact of the transition to the new standard is immaterial to the Company’s revenue recognition model since the Company’s revenue recognition is based on point in time transfer of control. Accordingly, the Company has not made any adjustment to opening retained earnings.

Revenue for sale of products is derived from contracts with customers, which primarily include the sale of heat exchanger products. The Company’s sales arrangements do not contain variable consideration and are short-term in nature. The Company recognizes revenue at a point in time based on management’s evaluation of when all performance obligations under the terms of a contract with the customer are satisfied and control of the products  has been transferred to the customer. For vast majority of the Company’s product sales, the performance obligations and control of the products transfer to the customer when products are delivered and customer acceptance is made.

Management has determined after-sale expense was immaterial to the Company’s operations. Accordingly, the Company does not establish provision for estimated warranty liabilities.

Disaggregation of Revenue

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers by products. The Company determined that disaggregating revenue into these categories meets the disclosure objective in ASC 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors. Refer to Note 11 for information regarding revenue disaggregation by product.

Contract Assets and Liabilities

Contract assets, such as costs to obtain or fulfill contracts, are an insignificant component of the Company’s revenue recognition process.

Contract liabilities are mainly receipt in advance from customers. As of March 31, 2018, receipt in advance from customers was $16.6 million. $2.3 million was recognized as net revenues in the three months ended March 31, 2018 that was include in the balance of receipt in advance from customers as of December 31, 2017. Receipt in advance from customers is include in other payables and accrued liabilities in the consolidated balance sheets.

5. Trade receivables, net

	March 31,	December 31,
	2018	2017
	(Unaudited)

Trade receivables	$51,673,883	$57,859,135
Less: Allowance for doubtful accounts	(11,185,535)	(11,547,598)
	$40,488,348	$46,311,537

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended
	March 31,
	(Unaudited)
	2018	2017

Balance at beginning of period	$11,547,598	$7,976,427
Adjustment of bad debt expense	(768,633)	(461,563)
Translation adjustments	406,570	61,738
Balance at end of period	$11,185,535	$7,576,602

6. Inventories, net

	March 31,	December 31,
	2018	2017
	(Unaudited)

Raw materials	$11,479,513	$9,368,647
Work-in-progress	4,720,825	4,229,841
Finished goods	15,844,296	16,492,343
	32,044,634	30,090,831
Allowance for obsolete inventories	(2,029,458)	(1,569,279)
	$30,015,176	$28,521,552

The Company recognized inventory write-down of $398,805 and $nil for the three months ended March 31, 2018 and 2017, respectively.

7. Income tax

The effective tax rate is nil% and -10% for the three months period ended March 31, 2018 and 2017, respectively.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including, among others, a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, and a recognition of the U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company upon enactment of the 2017 Act. The Company is required to recognize the effect of the 2017 Act in the period of enactment. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Act, which allows the Company to recognize the provisional amounts during a measurement period not to extend beyond one year of the enactment date.

The Company recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in its consolidated financial statements for the three months ended March 31, 2018. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the 2017 Act. The Company’s management is in the process of gathering information and evaluating the amount of the one-time transition tax mandated by the 2017 Act, and a reasonable estimate cannot be determined at this point in time. Any adjustments are expected to be completed when the 2017 U.S. corporate income tax return is filed in year 2018 due no later than October 15, 2018.

8. Property, plant and equipment, net

As of March 31, 2018 and December 31, 2017, property, plant and equipment with net book values of $3,160,046 and $3,112,380, respectively, were pledged as collateral under certain loan arrangements (see Note 10).

During the three months ended March 31, 2018 and 2017, amount recognized for depreciation of property, plant and equipment was $289,236 and $259,142, respectively.

9. Land use rights, net

As of March 31, 2018 and December 31, 2017, land use rights with net book values of $891,355 and $865,825, respectively, were pledged as collateral under certain loan arrangements (see Note 10).

During the three months ended March 31, 2018 and 2017, amount recognized for amortization of land use rights were $31,231 and $28,820, respectively.

10. Short-term loans

Short-term bank loans

On August 10, 2017, the Company entered into a one-year loan agreement with Industrial and Commercial Bank of China, pursuant to which the Company obtained a loan in the amount of RMB32,000,000 (approximately $4,806,000), payable on August 9, 2018. The loan carries an interest rate of 4.611% per annum and the interest is payable monthly.

The secured bank loan was secured by the following assets of the Company:

	March 31,	December 31,
	2018	2017
	(Unaudited)

Property, plant and equipment (Note 8)	$3,160,046	$3,112,380
Land use rights (Note 9)	891,355	865,825
	$4,051,401	$3,978,205

Short-term loans from unrelated party

During the three months ended March 31, 2017, the Company advanced additional funds to a third party individual in the amount of RMB12,000,000 (approximately $1,742,000) and received repayment of RMB 3,990,000 (approximately $579,000). The advance bears no interest and is due on demand. The advance was included in other receivables, prepayments and deposits, net.

For the three months ended March 31, 2018 and 2017, the Company included interest expense related to short-term loans of $58,031 and $55,573, respectively, in finance costs.

11. Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”.

The Company’s sales revenues by products for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
	2018	%	2017	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$3,459,461	48	$2,399,254	60
Heat exchange unit	2,562,215	36	854,242	21
Shell-and-tube heat exchanger	44,264	1	2,817	-
Others	1,153,938	15	750,008	19
	$7,219,878	100	$4,006,321	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

12. Related party transactions

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zhan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Others	Individuals who have significant influence on the Company
Jilin Tongda Heat Transfer System Integration, Ltd (“Tongda”)	The Company has significant influence on Tongda
Liaoning Hongsheng Heat Energy Technology, Ltd (“Hongsheng”)	The Company has significant influence on Hongsheng
Siping Juyuan Heat Exchange Service Technology, Co., Ltd. (“Fuwu”)	The Company has significant influence on Fuwu

Trade receivables – related party

During the three months ended March 31, 2018 and 2017, the Company sold products to Tongda in the amount of $8,603 and $8,215, respectively. The corresponding costs of the related party sales were $4,836 and $3,742, respectively. As of March 31, 2018 and December 31, 2017, the Company had trade receivables from Tongda in the amount of $4,660 and $27,676, respectively.

Due from related parties

As of March 31, 2018 and December 31, 2017, respectively, the Company advanced $14,582 and $14,075 to Guohong Zhao for handling selling and logistic activities for the Company in the ordinary course of business.

As of March 31, 2018 and December 31, 2017, respectively, the Company advanced $12,165 and $11,742 to Kai Liu for handling selling and logistic activities for the Company in the ordinary course of business.

As of March 31, 2018 and December 31, 2017, the Company had advance to Hongsheng in the amount of $248,334 and $239,701, which was included in due from related parties in the accompanying consolidation balance sheets.

During the three months ended March 31, 2018 and 2017, the Company made loans to Tongda in the amount of $nil and $101,362, and Tongda repaid to the Company in the amount of $nil and $232,281, respectively. The loans were non-secured, non-interest bearing and due on demand. On December 28, 2016, the Company sold certain used equipment with original cost and net book value of $977,650 and $121,307, respectively, to Tongda in exchange for $1,315,958 including VAT. During the three months ended March 31, 2018, the Company collected $280,843 from Tongda for the equipment sold. As of March 31, 2018 and December 31, 2017, the Company had loans to Tongda in the amount of $506,340 and $488,737, and receivable from Tongda regarding sale of equipment in the amount of $1,104,740 and $1,340,710, respectively, both of which were included in due from related parties in the accompanying consolidation balance sheets.

During the three months ended March 31, 2018 and 2017, the Company advanced $nil and $72,588, and received repayment of $99,778 and $100,171, respectively, from Fuwu. In addition, Fuwu paid operating expense on behalf of the Company in the amount of $nil and $27,586, respectively. As of March 31, 2018 and December 31, 2017, the amounts due from Fuwu was $nil and $97,481, respectively, which were included in due from related parties in the accompanying consolidation balance sheets.

Due to related parties

Due to related parties consist of the following:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Others	$3,678,522	$7,050,268
Fucai Zhan	119,423	138,325
Guohong Zhao	19,695	19,010
	$3,817,640	$7,207,603

Amounts owed by the Company represent non-secured and non-interest bearing loans obtained from related parties which are due on demand.

During the three months ended March 31, 2018, the Company repaid $3,605,701 to related parties in relation to advances made in the year ended December 31, 2017. During the three months ended March 31, 2017, Guohong Zhao paid $14,060 operating expense on behalf of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

.

“THT,” “Company,” “we,” “us,” or “our” are to the combined business of THT Heat Transfer Technology, Inc., a Nevada corporation, and its consolidated subsidiaries: Megaway, Star Wealth, Siping Juyuan and Beijing Juyuan;

.	“Megaway” are to Megaway International Holdings Limited, a BVI company;
.	“Star Wealth” are to Star Wealth International Holdings Limited, a Hong Kong company;
.	“Siping Juyuan” are to Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd., a PRC company;
.	“Beijing Juyuan” are to Beijing Juyuan Hanyang Heat Exchange Equipment Co., Ltd., a PRC company;
.	“BVI” are to the British Virgin Islands;
.	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;
.	“PRC” and “China” are to the People’s Republic of China;
.	“SEC” are to the Securities and Exchange Commission;
.	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
.	“Securities Act” re to the Securities Act of 1933, as amended;
.	“Renminbi” and “RMB” are to the legal currency of China; and
.	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.
.	“Center” or “Investor” are to Jilin Province Technology Fund Operation and Service Center, a non-controlling interest that holds 1.18% ownership interest in SipingJuyuan.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first quarter of 2018:

.	Sales revenue: Sales revenues increased by $3.21 million, or 80.21%, to $7.22 million for the three months ended March 31, 2018, from $4.01 million for the same period in 2017.

.

Gross profit: Gross profit decreased by $0.07 million, or 3.56%, to $1.77 million for the three months ended March 31, 2018, from $1.84 million for the same period in 2017. As a percentage of sales revenue, gross profit decreased by 21.33% to 24.56% for the three months ended March 31, 2018, from 45.89% for the same period in 2017.

.

Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders: Net loss decreased by $1.23 million, or 90.61%, to $0.13 million for the three months ended March 31, 2018, from net loss attributable to THT Heat Transfer Technology, Inc. common shareholders of $1.36 million for the same period in 2017.

.

Net loss attributable to non-controlling interest: As of March 31, 2018, we had a 98.82% controlling economic interest and 100% voting interest in SipingJuyuan, as of March 31, 2017, we had a 100% controlling economic interest and 100% voting interest in SipingJuyuan. We consolidate SipingJuyuan’s operating results for financial statement purposes. Net loss attributable to non-controlling interest represents the portion of net loss attributable to the Center.

.

Fully diluted loss per share attributable to THT Heat Transfer Technology, Inc. common shareholders: Fully diluted net loss per share attributable to THT Heat Transfer Technology, Inc. common shareholders was $0.01 for the three months ended March 31, 2018, as compared to $0.07 for the same period in 2017.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	March 31,		$	%
	2018	2017	Change	Change
Sales revenue	$7,211,275	$3,998,106	$3,213,169	80.37
Sales revenue – related party	8,603	8,215	388	4.72
Total sales revenues	7,219,878	4,006,321	3,213,557	80.21
Cost of revenues	(5,446,817)	(2,167,826)	(3,278,991)	151.26
Gross profit	1,773,061	1,838,495	(65,434)	(3.56)
Operating expenses:
General and administrative expenses	198,144	822,601	(624,457)	(75.91)
Research and development expenses	253,122	317,998	(64,876)	(20.40)
Selling expenses	1,520,301	2,222,048	(701,747)	(31.58)
Total operating expenses	1,971,567	3,362,647	(1,391,080)	(41.37)

Loss from operations	(198,506)	(1,524,152)	1,325,646	86.98

Interest income	3,108	3,270	(162)	(4.95)
Other income	114,870	42,985	71,885	167.23
Investment income	16,642	23,474	(6,832)	(29.10)
Other expenses	(1,573)	-	(1,573)	100.00
Finance costs	(63,887)	(58,212)	(5,675)	9.75

Loss before income taxes	(129,346)	(1,512,635)	1,383,289	91.45
Income tax benefits	-	151,422	(151,422)	(100)
Net loss	(129,346)	(1,361,213)	1,231,867	90.50
Net loss attributable to non-controlling interest	(1,526)	-	(1,526)	(100)
Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders	$(127,820)	$(1,361,213)	$1,233,393	90.61

Sales revenues. Our sales revenues is generated from sales of heat exchanger products. Sales revenues increased by approximately $3.21 million, or 80.21%, to $7.22 million for the three months ended March 31, 2018, from $4.01 million for the same period in 2017. Our sales volume in the three months ended March 31, 2018 amounted to 511 units, an increase of 206 units, from 305 units for the same period in 2017. Such increase was mainly due to the increased sales revenues from heat exchanger unit, plate heat exchanger and other products in the three months ended March 31, 2018 as compared with the same period in 2017. Sales revenues from plate heat exchangers increased by $1.06 million, or 44.19%, to $3.50 million for the three months ended March 31, 2018, from $2.40 million for the same period in 2017. Sales revenues from heat exchange unit increased by $1.71 million, or 199.94%, to $2.56 million for the three months ended March 31, 2018, from $0.85 million for the same period in 2017. Sales revenues from other products increased by $0.40 million, or 53.86%, to $1.15 million for the three months ended March 31, 2018, from $0.75 million for the same period in 2017. We sold more plate heat exchangers, heat exchange units and other products for the three-month period ended March 31, 2018 due to a rise in demand and market expansion as a result of our marketing effort in the year ended December 31, 2017.

The following table shows our sales revenues by product for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	$	%	$	%
Plate heat exchanger	$3,459,461	48	$2,399,254	60
Heat exchange unit	2,562,215	36	854,242	21
Shell-and-tube heat exchanger	44,264	1	2,817	-
Others	1,153,938	15	750,008	19
TOTAL REVENUES	$7,219,878	100	$4,006,321	100

Cost of revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of revenues increased by $3.28 million, or 151.26%, to $5.45 million for the three months ended March 31, 2018, from $2.17 million for the three months ended March 31, 2017. Cost of revenues as a percentage of sales revenues were 75.44% and 54.11% for the three months ended March 31, 2018 and 2017, respectively, an increase of 21.33 percentage points. The increase in cost of revenues is primarily due to the increase of the quality of our products by applying better material and using upgraded technology during manufacturing process to keep our product competitive against other products in the market and to maintain our increased market shares.

Gross profit. Our gross profit is equal to the difference between our sales revenues and our cost of revenues. The gross profit decreased by $0.07 or 3.56% to $1.77 million for the three months ended March 31, 2018, from $1.84 million for the three months ended March 31, 2017. The average unit selling price of our products increased by 7.57%, to $14,129 for the three months ended March 31, 2018 in comparison with $13,135 for the same period of 2017. The average unit cost increased by 49.96%, to $10,659 for the three months ended March 31, 2018 in comparison with $7,108 for the same period of 2017. As a result of these factors, our gross profit margin for the three months ended March 31, 2018 decreased to 24.56% from 45.89% for the same period of 2017.

General and administrative expenses. Our general and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our general and administrative expenses decreased by $0.62 million, or 75.91%, to $0.20 million for the three months ended March 31, 2018, from $0.82 million for the same period in 2017. As a percentage of sales revenues, general and administrative expenses decreased to 2.74% for the three months ended March 31, 2018, as compared to 20.53% for the same period in 2017. The decrease in general and administrative expenses was primarily because decreased marketing activities in the three months ended March 31, 2018, as compared to same period in 2017, as well as decrease in allowance for doubtful accounts reservation for the three months ended March 31, 2018 due to a healthier collection of our receivables compared with the same period in 2017.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expenses in research and development projects. Our research and development expenses decreased by $0.07 million, or 20.40%, to $0.25 million for the three months ended March 31, 2018, from $0.32 million for the same period in 2017. The decrease in research and development expenses was mainly attributable to fewer new products was ordered, which led to less research and development activities.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $0.70 million, or 31.58%, to $1.52 million for the three months ended March 31, 2017, from $2.22 million for the same period in 2017. As a percentage of sales revenues, selling expenses decreased to 21.06% for the three months ended March 31, 2018, as compared to 55.46% for the same period in 2017. The decrease was mainly due to the decreased marketing activities in the three months ended March 31, 2018, as compared to same period in 2017.

Loss before income taxes. Loss before income taxes decreased by $1.38 million, or 91.45%, to $0.13 million for the three months ended March 31, 2018, from loss before income taxes of $1.51 million for the same period in 2017. Such decrease was mainly attributable to the increase in sales revenues and decrease in operating expenses.

Income tax benefits. Our income tax benefits decreased to $nil for the three months ended March 31, 2018, from $0.15 million for the same period in 2017, as a result of we fully allowed the income tax benefits since we expected a net loss in the foreseeable future.

Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders. As a result of the cumulative effect of the foregoing factors, our net loss attributable to THT Heat Transfer, Inc. common shareholders decreased by $1.23 million, or 90.61%, to $0.13 million for the three months ended March 31, 2018, from net loss attributable to THT Heat Transfer, Inc. common shareholders of $1.36 million for the same period in 2017. As a percentage of sales revenues, our net loss attributable to THT Heat Transfer, Inc. common shareholders was 1.77% and 33.98% for the three months ended March 31, 2018 and 2017, respectively.

Net loss attributable to non-controlling interest. Non-controlling interest represents the ownership interests the Center holds in SipingJuyuan and the amount recorded as non-controlling interest in our consolidated statements of income and comprehensive income (loss) is computed by multiplying after-tax income for the three months ended March 31, 2018 by the percentage ownership in SipingJuyuan not directly attributable to us. For the three months ended March 31, 2018 and 2017, the weighted average non-controlling interest attributable to ownership interests in SipingJuyuan not directly attributable to us was 1.18% and nil%, respectively.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $5.15 million. We anticipate that cash on hand will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts for accounts receivable is appropriate. We have an installment payment arrangement with our customers. The China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts for accounts receivable from $7.58 million in the three months ended March 31, 2017 to $11.19 million in the same period in 2018. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$2,198,739	$(247,688)
Net cash provided by (used in) investing activities	119,679	(1,012,452)
Net cash used in financing activities	(3,605,701)	(10,316)
Effects of exchange rate change in cash, cash equivalents, and restricted cash	281,166	54,421
Net decrease in cash, cash equivalents, and restricted cash	(1,006,117)	(1,216,036)
Cash, cash equivalents, and restricted cash at beginning of the period	7,981,872	8,098,630
Cash, cash equivalents, and restricted cash at end of the period	$6,975,755	$6,882,594

Operating Activities

Net cash provided operating activities was $2.20 million for the three months ended March 31, 2018, compared with $0.25 million net cash used in operating activities for the same period in 2017. The increase in net cash provided by operating activities was primarily due to the decrease in net loss of $1.23 million, increase in trade receivables, net of $2.45 million, and increase in inventories, net of $0.90 million, offset by decrease in other receivables, prepayments and deposits of $1.16 million and trade receivables-related party of $1.10 million.

Investing Activities

Net cash provided by investing activities was $0.12 million for the three months ended March 31, 2018, compared with $1.01 million net cash used in investing activities for the same period in 2017. The increase of net cash provided by investing activities was primarily due to decrease in loans made to others of $1.74 million, offset by decrease in repayments from others of $0.58 million.

Financing Activities

Net cash used in financing activities was $3.61 million for the three months ended March 31, 2018, compared with $0.01 million for the same period in 2017. The increase in net cash used in financing activities is due to increase in repayments to related party advances of $3.57 million.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Purchase of equipment	$260,943	$8,096
Total capital expenditures	$260,943	$8,096

We estimate that our total capital expenditures in fiscal year 2018 will reach approximately $0.85 million to buy the equipment for necessary products used in the nuclear power industry.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report.

Revenue Recognition

Adoption of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”

On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed or substantially complete as of January 1, 2018. Results for the reporting period beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Our opening retained earnings as of January 1, 2018 and revenue for the three months ended March 31, 2018, as a result of the impact of adopting ASC 606, are not impacted. See Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2018. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017, which we are still in the process of remediating as of March 31, 2018, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, our management identified material weakness related to inadequate segregation of duties relative to key financial reporting functions and our lack of: (1) Sufficient and adequately trained accounting and finance personnel with appropriate understanding of U.S. GAAP and SEC reporting requirement; (2) Qualified resources to perform the internal audit functions properly; (3) Internal audit system to prevent and detect control lapses and errors in the accounting of certain key areas including revenue recognition, purchase approvals, cash receipts and cash disbursement authorization, inventory safeguard and accumulation of cost of revenues in accordance with the Company's policies and appropriate costing method; (4) Skills and understanding to operate, review, and supervise the process of bookkeeping under the newly implemented ERP system; and (5) Well-established procedures to identify, approve and report related party transactions. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2018, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the first quarter of 2018 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the first quarter of 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2018, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2018	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
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