Form 10-Q
period 2018-06-30
THT Heat Transfer Technology, Inc.
filed 2018-08-14
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended June 30, 2018

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheet
(Stated in US dollars)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,196,662	$6,297,546
Restricted cash, current	552,258	571,918
Trade receivables, net	41,101,495	46,311,537
Trade receivables - related party	-	27,676
Bills receivable	2,977,268	394,242
Other receivables, prepayments and deposits, net	9,337,133	7,371,301
Due from related parties	236,755	2,192,446
Inventories, net	33,100,234	28,521,552
Total Current Assets	89,501,805	91,688,218

Restricted cash, non-current	1,103,790	1,112,408
Retention receivables	1,101,224	3,200,117
Property, plant and equipment, net	9,145,509	8,825,346
Land use rights, net	5,174,474	5,325,127
Deferred tax assets	13,303	159,574

TOTAL ASSETS	$106,040,105	$110,310,790

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$7,666,806	$8,954,475
Other payables and accrued liabilities	23,667,920	25,305,594
Advance from customers - related parties	4,373,756	-
Income tax payable	54,807	55,756
Short-term loan	4,834,494	4,918,234
Due to related parties	4,045,195	7,207,603
Total Current Liabilities	44,642,978	46,441,662

TOTAL LIABILITIES	44,642,978	46,441,662

EQUITY

Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at June 30, 2018 and December 31, 2017	20,454	20,454
Additional paid-in capital	27,136,310	27,136,310
Statutory reserve	4,270,861	4,270,861
Retained earnings	28,156,034	29,486,561
Accumulated other comprehensive income	1,089,497	2,202,886
Total THT Heat Transfer Technology, Inc. shareholders’ equity	60,673,156	63,117,072
Non-controlling interest	723,971	752,056
Total Equity	61,397,127	63,869,128
TOTAL LIABILITIES AND EQUITY	$106,040,105	$110,310,790

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Loss
(Stated in US dollars)
(Unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2018	2017	2018	2017
REVENUES
Sales revenue	$18,031,249	$11,540,890	$10,819,974	$7,542,784
Sales revenue - related party	107,658	8,232	99,055	-
Total Revenues	18,138,907	11,549,122	10,919,029	7,542,784

COST OF REVENUES	(12,805,226)	(6,854,567)	(7,358,409)	(4,686,741)

Gross Profit	5,333,681	4,694,555	3,560,620	2,856,043

Operating Expenses
General and administrative expenses	2,812,850	2,677,819	2,614,706	1,855,218
Research and development expenses	969,773	732,575	716,651	414,577
Selling expenses	2,753,189	4,774,451	1,232,888	2,552,403
Total Operating Expenses	6,535,812	8,184,845	4,564,245	4,822,198

Loss from Operations	(1,202,131)	(3,490,290)	(1,003,625)	(1,966,155)

Other Income (Expenses)
Interest income	5,940	6,509	2,832	3,239
Other income	114,927	50,345	57	7,360
Finance costs	(126,387)	(119,564)	(62,500)	(61,352)
Investment income	21,288	28,943	4,646	5,469
Other expense	(10,803)	(18,526)	(9,230)	(18,526)
Total Other Income (Expenses)	4,965	(52,293)	(64,195)	(63,810)

Loss before Income Taxes	(1,197,166)	(3,542,583)	(1,067,820)	(2,029,965)
Income Tax Benefit (Expense)	(149,247)	473,371	(149,247)	321,949
Net Loss	(1,346,413)	(3,069,212)	(1,217,067)	(1,708,016)
Net loss attributable to non-controlling interest	(15,886)	-	(14,360)	-
Net Loss attributable to THT Heat Transfer Technology, Inc. common shareholders	$(1,330,527)	$(3,069,212)	$(1,202,707)	$(1,708,016)

Comprehensive Loss
Net Loss	$(1,346,413)	$(3,069,212)	$(1,217,067)	$(1,708,016)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(1,125,588)	1,440,603	(3,433,787)	975,020
Comprehensive Loss	(2,472,001)	(1,628,609)	(4,650,854)	(732,996)
Less: Comprehensive loss attributable to
non-controlling interest	(28,085)	-	(53,628)	-
Comprehensive loss attributable to THT Heat Transfer Technology, Inc. common shareholders	$(2,443,916)	$(1,628,609)	$(4,597,226)	$(732,996)

Loss per share attributable to THT Heat Transfer Technology, Inc. common shareholders Basic and diluted	$(0.07)	$(0.15)	$(0.06)	$(0.08)
Weighted average number of shares outstanding Basic and diluted	20,453,500	20,453,500	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Six Months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,346,413)	$(3,069,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sales of property, plant and equipment	-	336
Depreciation and amortization	646,782	585,382
Deferred tax assets	149,247	(473,908)
Allowance for doubtful accounts	1,006,874	652,766
Inventory write-down	300,235	-
Changes in operating assets and liabilities:
Trade receivables, net	3,702,571	3,564,582
Trade receivables - related party	28,284	1,130,521
Bills receivable	(2,692,449)	(1,382,093)
Other receivables, prepayments and deposits, net	(2,286,851)	59,827
Inventories, net	(5,565,389)	(3,544,733)
Retention receivables	2,125,488	847,713
Due from related parties	-	30,225
Advance from customers - related parties	4,547,219	-
Accounts payable	(1,592,133)	(1,262,249)
Other payables and accrued liabilities	(1,347,037)	462,912
Income tax payable	-	(479,662)
NET CASH USED IN OPERATING ACTIVITIES	(2,323,572)	(2,877,593)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	1,370,150	324
Payments to acquire property, plant and equipment	(661,601)	(437,112)
Loans made to others	-	(1,742,110)
Loans made to related party	-	(515,523)
Repayments from others	-	2,112,475
Repayments from related parties	624,294	333,125
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,332,843	(248,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from bank loan	-	4,710,080
Repayment to bank loan	-	(4,664,845)
Proceeds from related parties	453,282	1,839,765
Repayments to related parties	(3,631,452)	(879,638)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,178,170)	1,005,362

Effect of foreign currency translation on cash, cash equivalents, and restricted cash	39,737	94,061

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,129,162)	(2,026,991)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	$7,981,872	$8,098,630
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$3,852,710	$6,071,639

Supplementary Disclosures for Cash Flow Information:
Interest paid	$117,167	$111,376
Income taxes paid	$-	$538,176

Non-cash investing and financing activities:
Operating expense paid by related party	$-	$50,902
Liabilities assumed in connection with purchase of property, plant and equipment	$411,904	$6,936

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets	As of June 30, 2018	As of June 30, 2017
Cash and cash equivalents	$2,196,662	$4,211,863
Restricted cash, current	552,258	817,637
Restricted cash, non-current	1,103,790	1,042,139
Total cash, cash equivalents, and restricted cash at end of period	$3,852,710	$6,071,639

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

The Company has short term loans borrowed from banks and related parties for an aggregated amount of $8.8 million, which requires the Company to secure additional funds given the Company’s current cash position. The Company’s available liquidity as of June 30, 2018 was approximately $5.7 million including cash and cash equivalents, restricted cash, current, and bills receivable. The Company has taken various actions to conserve cash, procure additional financing and improve the liquidity, including reducing capital spending. The Company’s ability in meeting future cash flow requirements is dependent on many events outside of its direct control, including, among other things, successful renewal of bank borrowings and additional financing from banks and related parties.

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

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of June 30, 2018 and December 31, 2017, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

Recent accounting pronouncements

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”, which affects a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. These amendments represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The Company is currently evaluating the impact of the adoption of ASU 2018-09 on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. These amendments affect narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently evaluating the impact of the adoption of ASU 2018-10 on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. The amendments in this ASU affect the guidance issued in ASU 2016-02, “Leases (Topic 842)”, which is not yet effective. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments also provide lessors with a practical expedient to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component in certain circumstances. For the entities that have not adopted Topic 842, the effective date for this ASU are the same as those for ASU 2016-02, which is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2018-11 on its consolidated financial statements.

Recently adopted accounting pronouncements

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (ASC 230): Restricted Cash” update on the presentation of restricted cash in the statement of cash flows. The new guidance requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this new accounting standard retrospectively during the six months ended June 30, 2018. As a result of the adoption, net cash provided by investing activities was adjusted to exclude the changes in restricted cash, resulting in a decrease of $329,443 in net cash used in investing activities in the previously-reported amount for the six months ended June 30, 2017. The Company's restricted cash represents cash deposits in bank to pledge the performance bonds issued by the banks when requested by the Company’s customers under their sales contracts, separately from cash and cash equivalents.

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

Management has determined that the impact of the transition to the new standard is immaterial to the Company’s revenue recognition model since the Company’s revenue recognition is based on point in time transfer of control. Accordingly, the Company has not made any adjustment to the opening retained earnings.

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

Contract liabilities are mainly receipt in advance from customers. As of June 30, 2018, receipt in advance from customers was $19.7 million, which includes advance from related parties for product purchases of $4.4 million, Refer to Note 12 for more information. $4.3 million was recognized as net revenues in the six months ended June 30, 2018 that was included in the balance of receipt in advance from customers as of December 31, 2017. Receipt in advance from customers is included in other payables and accrued liabilities and advance from customers - related parties, based on the customer categories, in the consolidated balance sheets.

5. Trade receivables, net

	June 30,	December 31,
	2018	2017
	(Unaudited)

Trade receivables	$53,312,668	$57,859,135
Less: Allowance for doubtful accounts	(12,211,173)	(11,547,598)
	$41,101,495	$46,311,537

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2018 and 2017 is as follows:

	Six months ended
	June 30,
	(Unaudited)
	2018	2017

Balance at beginning of period	$11,547,598	$7,976,427
Adjustment of bad debt expense	894,305	514,540
Translation adjustments	(230,730)	203,719
Balance at end of period	$12,211,173	$8,694,686

6. Inventories, net

	June 30,	December 31,
	2018	2017
	(Unaudited)

Raw materials	$15,760,113	$9,368,647
Work-in-progress	6,197,797	4,229,841
Finished goods	12,973,665	16,492,343
	34,931,575	30,090,831
Allowance for obsolete inventories	(1,831,341)	(1,569,279)
	$33,100,234	$28,521,552

The Company recognized inventory write-down of $300,235 and $nil for the six months ended June 30, 2018 and 2017.

7. Income tax

The effective tax rate was -14% and 16% for the three-month period ended June 30, 2018 and 2017, respectively. The effective tax rate was -12% and 13% for the six-month period ended June 30, 2018 and 2017, respectively.

The Company assesses the need for any deferred tax asset valuation allowance at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. The Company’s assessment concluded that maintaining valuation allowance on deferred tax assets was appropriate, as the Company currently believes that it is more likely than not that the deferred tax assets resulted from net operating losses will not be realized.

During the six months ended June 30, 2018, the Company adopted a new tax regulation released by the State Administration of Taxation and Ministry of Finance of the PRC on May 7, 2018, pursuant to which the Company is allowed to deduct the proceeds to purchase property, plant and equipment, excluding building, purchased from January 1, 2018 to December 31, 2020 for tax purpose, given the value of each qualified purchase is below RMB5 million. As a result, the Company recorded $143,554 of deferred tax liability under the new tax regulation for the six months ended June 30, 2018.

For the purpose of presentation of the consolidated balance sheets, certain deferred income tax assets and liability have been offset. As of June 30, 2018 and December 31, 2017, the balance of deferred tax assets was $13,303 and $159,574, respectively.

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

The Company recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in its consolidated financial statements for the six months ended June 30, 2018. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the 2017 Act. The Company’s management is in the process of gathering information and evaluating the amount of the one-time transition tax mandated by the 2017 Act, and a reasonable estimate cannot be determined at this point in time. Any adjustments are expected to be completed when the 2017 U.S. corporate income tax return is filed in year 2018 due no later than October 15, 2018.

8. Property, plant and equipment, net

As of June 30, 2018 and December 31, 2017, property, plant and equipment with net book values of $2,937,114 and $3,112,380, respectively, were pledged as collateral under certain loan arrangements (see Note 10).

During the six months ended June, 2018 and 2017, amount recognized for depreciation of property, plant and equipment was $584,419 and $515,084, respectively.

9. Land use rights, net

As of June 30, 2018 and December 31, 2017, land use rights with net book values of $840,351 and $865,825, respectively, were pledged as collateral under certain loan arrangements (see Note 10).

During the six months ended June 30, 2018 and 2017, amount recognized for amortization of land use rights was $62,363 and $57,757, respectively.

10. Short-term loans

Short-term bank loans

On August 10, 2017, the Company entered into a one-year loan agreement with Industrial and Commercial Bank of China, pursuant to which the Company obtained a loan in the amount of RMB32,000,000 (approximately $4,806,000), payable on August 9, 2018. The loan carries an interest rate of 4.611% per annum and the interest is payable monthly.

The bank loans discussed above were secured by the following assets of the Company:

	June 30,	December 31,
	2018	2017
	(Unaudited)

Property, plant and equipment (Note 8)	$2,937,114	$3,112,380
Land use rights (Note 9)	840,351	865,825
	$3,777,465	$3,978,205

Short-term loans from unrelated party

During the six months ended June 30, 2017, the Company advanced additional funds to a third party individual in the amount of RMB12,000,000, or $1,742,110 and received RMB 14,521,787, or $2,112,475 as repayment for all outstanding advances. The advance bears no interest and is due on demand. The advance was included in other receivables, prepayments and deposits, net  in the consolidated balance sheets.

For the six months ended June 30, 2018 and 2017, the Company included interest expense related to short-term loans of $117,167 and $111,376, respectively, in finance costs in the consolidated statements of income and comprehensive loss.

11. Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”.

The Company’s sales revenues by products for the six months ended June 30, 2018 and 2017 were as follows:

	Six months ended June 30,
	2018	%	2017	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$9,307,294	51	$5,818,987	50
Heat exchange unit	4,270,925	24	2,840,480	25
Air-cooled heat exchanger	211,574	1	89,905	1
Shell-and-tube heat exchanger	44,264	-	2,823	-
Others	4,304,850	24	2,796,927	24
	$18,138,907	100	$11,549,122	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

12. Related party transactions

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Zhigang Xu	Interim Chief Financial Officer, Treasurer and Secretary
Fucai Zhan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Others	Individuals who have significant influence on the Company
Jilin Tongda Heat Transfer System Integration, Ltd (“Tongda”)	The Company has significant influence on Tongda
Liaoning Hongsheng Heat Energy Technology, Ltd (“Hongsheng”)	The Company has significant influence on Hongsheng
Siping Juyuan Heat Exchange Service Technology, Co., Ltd. (“Fuwu”)	The Company has significant influence on Fuwu

Trade receivables – related party

During the six months ended June 30, 2018 and 2017, the Company sold products to Tongda in the amount of $107,658 and $8,232, respectively. The corresponding costs of the related party sales were $78,437 and $3,750, respectively. As of June 30, 2018 and December 31, 2017, the Company had trade receivables from Tongda in the amount of $nil and $27,676, respectively.

Advance from customers - related parties

During the six months ended June 30, 2018, the Company received prepayment from Tongda and Hongsheng in the amount of $3,062,859 and $1,484,360, respectively, for product purchases. As of June 30, 2018 and December 31, 2017, the Company had advance from customers – related parties in the amount of $4,373,756 and $nil, respectively.

Due from related parties

As of June 30, 2018 and December 31, 2017, respectively, the Company had advance to Guohong Zhao in the amount of $13,835 and $14,075 for handling selling and logistic activities for the Company in the ordinary course of business.

As of June 30, 2018 and December 31, 2017, respectively, the Company had advance to Kai Liu in the amount of $11,542 and $11,742 for handling selling and logistic activities for the Company in the ordinary course of business.

During the six months ended June 30, 2018 and 2017, Hongsheng repaid to the Company in the amount of $244,965 and $nil, respectively. As of June 30, 2018 and December 31, 2017, the Company had advance to Hongsheng in the amount of $nil and $239,701, respectively, which was included in due from related parties in the consolidated balance sheets.

During the six months ended June 30, 2018 and 2017, the Company made loans to Tongda in the amount of $nil and $383,825, and Tongda repaid to the Company in the amount of $279,708 and $232,751, respectively. The loans were non-secured, non-interest bearing and due on demand. On December 28, 2016, the Company sold certain used equipment with original cost and net book value of $977,650 and $121,307, respectively, to Tongda in exchange for $1,315,958 including VAT. During the six months ended June 30, 2018, the Company collected $1,370,150 from Tongda for the equipment sold. As of June 30, 2018 and December 31, 2017, the Company had loans to Tongda in the amount of $211,378 and $488,737, respectively, and receivable from Tongda regarding sale of equipment in the amount of $nil and $1,340,710, respectively, both of which were included in due from related parties in the consolidated balance sheets.

During the six months ended June 30, 2018 and 2017, the Company advanced $nil and $131,698, and received repayment of $99,622 and $100,374, respectively, from Fuwu. In addition, Fuwu paid operating expense on behalf of the Company in the amount of $nil and $36,814, respectively, during the six months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, the amount due from Fuwu was $nil and $97,481, respectively, which were included in due from related parties in the consolidated balance sheets.

Due to related parties

Due to related parties consist of the following:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Others	$3,943,415	$7,050,268
Fucai Zhan	83,093	138,325
Guohong Zhao	18,687	19,010
	$4,045,195	$7,207,603

Amounts owed by the Company represent non-secured and non-interest bearing loans obtained from related parties which are due on demand.

During the six months ended June 30, 2018 and 2017, the Company was advanced $453,282 and $1,783,724 from a related party and made repayment of $3,631,452 and $814,628, respectively. During the six months ended June 30, 2018 and 2017, Guohong Zhao paid $nil and $14,088 operating expense on behalf of the Company, respectively.

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2018:

•	Sales revenue: Sales revenue increased by $3.38 million, or 44.76%, to $10.92 million for the three months ended June 30, 2018, from $7.54 million for the same period in 2017.

•

Gross profit: Gross profit increased by $0.70 million, or 24.67%, to $3.56 million for the three months ended June 30, 2018, from $2.86 million for the same period in 2017. As a percentage of sales revenue, gross profit decreased by 5.25% to 32.61% for the three months ended June 30, 2018, from 37.86 % for the same period in 2017.

•

Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders: Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders decreased by $0.51 million, or 29.58%, to $1.20 million for the three months ended June 30, 2018, from $1.71 million for the same period in 2017.

•

Net loss attributable to non-controlling interest: As of June 30, 2018, we had a 98.82% controlling economic interest and 100% voting interest in SipingJuyuan. As of June 30, 2017, we had a 100% controlling economic interest and 100% voting interest in SipingJuyuan. We consolidate SipingJuyuan’s operating results for financial statement purposes. Net loss attributable to non-controlling interest represents the portion of net loss attributable to the Center.

•

Fully diluted net loss per share attributable to THT Heat Transfer Technology, Inc. common shareholders: Fully diluted net loss per share attributable to THT Heat Transfer Technology, Inc. common shareholders was $0.06 for the three months ended June 30, 2018, as compared to fully diluted net loss per share attributable to THT Heat Transfer Technology, Inc. common shareholders of $0.08 for the same period in 2017.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and June 30, 2017

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	June 30,		$	%
	2018	2017	Change	Change

Sales revenue	$10,819,974	$7,542,784	$3,277,190	43.45
Sales revenue-related party	99,055	-	99,055	100
Total sales revenues	10,919,029	7,542,784	3,376,245	44.76
Cost of revenues	(7,358,409)	(4,686,741)	(2,671,668)	57.00
Gross profit	3,560,620	2,856,043	704,577	24.67
Operating expenses:
General and administrative expenses	2,614,706	1,855,218	759,488	40.94
Research and development expenses	716,651	414,577	302,074	72.86
Selling expenses	1,232,888	2,552,403	(1,319,515)	(51.70)
Total operating expenses	4,564,245	4,822,198	(257,953)	(5.35)

Loss from operations	(1,003,625)	(1,966,155)	962,530	(48.95)
Interest income	2,832	3,239	(407)	(12.57)
Other income	57	7,360	(7,303)	(99.23)
Finance costs	(62,500)	(61,352)	(1,148)	1.87
Investment income	4,646	5,469	(823)	(15.05)
Other expenses	(9,230)	(18,526)	9,296	(50.18)

Loss before income taxes	(1,067,820)	(2,029,965)	962,145	(47.40)
Income tax benefits (expense)	(149,247)	321,949	(471,196)	(146.36)
Net loss	(1,217,067)	(1,708,016)	490,949	(28.74)
Net loss attributable to non-controlling interest	(14,360)	-	(14,360)	(100)
Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders	$(1,202,707)	$(1,708,016)	$505,309	29.58

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $3.38 million, or 44.76%, to $10.92 million for the three months ended June 30, 2018, from $7.54 million for the same period in 2017. Our sales volume in the three months ended June 30, 2018 amounted to 826 units, an increase of 333 units, from 493 units for the same period in 2017. Such increase was mainly due to increased sales revenue from plate heat exchanger and other products. Sales revenue from plate heat exchangers increased by $2.43 million, or 71.00%, to $5.85 million for the three months ended June 30, 2018, from $3.42 million for the same period in 2017. Sales revenues from other products increased by $1 million, or 53.94%, to $3.15 million for the three months ended June 30, 2018, from $2.05 million for the same period in 2017. We sold more plate heat exchanger and other products for the three-month period ended June 30, 2018 due to a rise in demand and market expansion as a result of our marketing effort in the year ended December 31, 2017.

The following table shows our sales revenue by product for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
	$	%	$	%
Plate heat exchanger	$5,847,833	54	$3,419,733	46
Heat exchange unit	1,708,710	16	1,986,238	26
Air-cooled heat exchanger	211,574	2	89,905	1
Others	3,150,912	28	2,046,908	27
TOTAL	$10,919,029	100	$7,542,784	100

Cost of revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of revenues increased by $2.67 million, or 57.00%, to $7.36 million for the three months ended June 30, 2018, from $4.69 million for the three months ended June 30, 2017. The increase of cost of revenues is mainly due to increase in revenue. Cost of revenues as a percentage of sales revenue were 67.39% and 62.14% for the three months ended June 30, 2018 and 2017, respectively, an increase of 5.26 percentage points. The increase was mainly attributable to increase in percentage of sale of less profitable products in the three months ended June 30, 2018, compared to same period in 2017.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of revenues. Our gross profit increased by $0.70 million, or 24.67%, to $3.56 million for the three months ended June 30, 2018, from $2.86 million for the same period in 2017. The average unit selling price of our products decreased by 13.60%, to $13,219 for the three months ended June 30, 2018 in comparison with $15,300 for the same period of 2017. The average unit cost decreased by 6.30%, to $8,908 for the three months ended June 30, 2018 in comparison with $9,507 for the same period of 2017. As a result of these factors, our gross profit margin for the three months ended June 30, 2018 decreased to 32.61% from 37.86% for the same period of 2017.

General and administrative expenses. Our general and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our general and administrative expenses increased by $0.75 million, or 40.94%, to $2.61 million for the three months ended June 30, 2018, from $1.86 million for the same period in 2017. As a percentage of sales revenue, general and administrative expenses decreased to 23.95% for the three months ended June 30, 2018, as compared to 24.60% for the same period in 2017. The increase in general and administrative expenses was primarily due to recognition of more bad debt expense and repair and maintenance expense for the three months ended on June 30, 2018.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased by $0.30 million, or 72.86%, to $0.71 million for the three months ended June 30, 2018, from $0.41 million for the same period in 2017. The increase in research and development expenses was mainly attributable to more product research and development to accommodate purchase orders for different products we have received for the three months ended June 30, 2018, compared to same period in 2017.

Selling expenses. Our selling expenses include sales commissions, travel cost, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased by $1.32 million, or 52%, to $1.23 million for the three months ended June 30, 2018, from $2.55 million for the same period in 2017. The decrease was mainly attributable to the decreased marketing activities in the three months ended June 30, 2018, as compared to the same period in 2017.

Loss before income taxes. Loss before income taxes decreased by $0.96 million, or 47%, to $1.07 million for the three months ended June 30, 2018, from loss before income taxes of $2.03 million for the same period in 2017. Such decrease was mainly attributable to the increase in our revenue and decrease in operating expenses.

Income taxes benefits (expense). Our income taxes expense increased to $0.15 million for the three months ended June 30, 2018, from income taxes benefits of $0.32 million for the same period in 2017. For the three months ended June 30, 2018, we fully allowed the income tax benefits from net operating loss since we expected a net loss in the foreseeable future and recognized income taxes expense in relation to deferred tax liability from tax deduction of property, plant and equipment purchases pursuant to the new tax regulation released by the State Administration of Taxation and Ministry of Finance of the PRC on May 7, 2018.

Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders: As a result of the cumulative effect of the foregoing factors, our net loss attributable to THT Heat Transfer, Inc. common shareholders decreased by $0.51 million, or 29.58%, to $1.20 million for the three months ended June 30, 2018, from net loss attributable to THT Heat Transfer, Inc. common shareholders of $1.71 million for the same period in 2017. As a percentage of sales revenues, our net loss attributable to THT Heat Transfer, Inc. common shareholders was 11.01% and 22.64% for the three months ended June 30, 2018 and 2017, respectively.

Net loss attributable to non-controlling interest. Non-controlling interest represents the ownership interests the Center holds in SipingJuyuan and the amount recorded as non-controlling interest in our consolidated statements of income and comprehensive loss is computed by multiplying after-tax income for the three months ended June 30, 2018 by the percentage ownership in SipingJuyuan not directly attributable to us. For the three months ended June 30, 2018 and 2017, the weighted average non-controlling interest attributable to ownership interests in SipingJuyuan not directly attributable to us was 1.18% and nil%, respectively.

Comparison of Six Months Ended June 30, 2018 and June 30, 2017

The following table sets forth key components of our results of operations for the periods indicated.

	Six Months Ended
	June 30,		$	%
	2018	2017	Change	Change

Sales revenue	$18,031,249	$11,540,890	$6,490,359	56.24

Sales revenue-related party	107,658	8,232	99,426	1207.80

Total sales revenues	18,138,907	11,549,122	6,589,785	57.06
Cost of revenues	(12,805,226)	(6,854,567)	(5,950,659)	86.81
Gross profit	5,333,681	4,694,555	639,126	13.61

Operating expenses:
General and administrative expenses	2,812,850	2,677,819	135,031	5.04
Research and development expenses	969,773	732,575	237,198	32.38
Selling expenses	2,753,189	4,774,451	(2,021,262)	(42.33)
Total operating expenses	6,535,812	8,184,845	(1,649,033)	(20.15)

Loss from operations	(1,202,131)	(3,490,290)	2,288,159	(65.56)

Interest income	5,940	6,509	(569)	(8.74)
Other income	114,927	50,345	64,582	128.28
Finance costs	(126,387)	(119,564)	(6,823)	5.71
Investment income	21,288	28,943	(7,655)	(26.45)
Other expenses	(10,803)	(18,526)	7,723	(41.69)

Loss before income taxes	(1,197,166)	(3,542,583)	2,345,417	(66.21)
Income tax benefits (expense)	(149,247)	473,371	(622,618)	(131.53)
Net Loss	(1,346,413)	(3,069,212)	1,722,799	(56.13)
Net loss attributable to non-controlling interest	(15,886)	-	(15,886)	(100)
Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders	$(1,330,527)	$(3,069,212)	$1,738,685	56.65

Sales revenue. Our sales revenue increased by $6.59 million, or 57.06%, to $18.14 million for the six months ended June 30, 2018, from $11.55 million for the same period in 2017. Our sales volume in the six months ended June 30, 2018 amounted to 1337 units, an increase of 539 units, from 798 units for the same period in 2017. Such increase was mainly due to increased sales revenue from plate heat exchanger, heat exchange unit, and other products in the six months ended June 30, 2018 as compared with the same period in 2017. Sales revenue from plate heat exchangers increased by $3.49 million, or 59.95%, to $9.31 million for the six months ended June 30, 2018, from $5.82 million for the same period in 2017. Sales revenues from heat exchange unit increased by $1.43 million, or 50.36%, to $4.27 million for the six months ended June 30, 2018, from $2.84 million for the same period in 2017. Sales revenues from other products increased by $1.50 million, or 53.91%, to $4.30 million for the six months ended June 30, 2018 from $2.80 million for the same period in 2017. We sold more plate heat exchanger, heat exchange unit and other products for the six-month period ended June 30, 2018 due to a rise in demand and market expansion as a result of our marketing effort in the year ended December 31, 2017.

The following table shows our sales revenue by product for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	$	%	$	%
Plate heat exchanger	$9,307,294	51	$5,818,987	50
Heat exchange unit	4,270,925	24	2,840,480	25
Air-cooled heat exchanger	211,574	1	89,905	1
Shell-and-tube heat exchanger	44,264	-	2,823	-
Others	4,304,850	24	2,796,927	24
TOTAL	$18,138,907	100	$11,549,122	100

Cost of revenues. Our cost of revenues increased by $5.95 million, or 86.81%, to $12.80 million for the six months ended June 30, 2018, from $6.85 million for the six months ended June 30, 2017. Cost of revenues as a percentage of sales revenue were 70.60% and 59.35% for the six months ended June 30, 2018 and 2017, respectively, an increase of 11.24 percentage points. The increase in cost of revenues is primarily due to the increase of the quality of our products by applying better material and using upgraded technology during manufacturing process to keep our product competitive against other products in the market and to maintain our increased market shares.

Gross profit. Our gross profit increased by $0.64 million, or 13.61%, to $5.33 million for the six months ended June 30, 2018, from $4.69 million for the same period in 2017. The average unit selling price of our products decreased by 6.26%, to $13,567 for the six months ended June 30, 2018 in comparison with $14,473 for the same period of 2017. The average unit cost increased by 11.5%, to $9,578 for the six months ended June 30, 2018 in comparison with $8,590 for the same period of 2017. As a result of these factors, our gross profit margin for the six months ended June 30, 2018 decreased to 29.40% from 40.65% for the same period in 2017.

General and administrative expenses. Our general and administrative expenses increased by $0.13 million, or 5.04%, to $2.81 million for the six months ended June 30, 2018, from $2.68 million for the same period in 2017. As a percentage of sales revenue, general and administrative expenses decreased to 15.51% for the six months ended June 30, 2018, as compared to 23.19% for the same period in 2017.

Research and development expenses. Our research and development expenses increased by $0.24 million, or 32.38%, to $0.97 million for the six months ended June 30, 2018, from $0.73 million for the same period in 2017. The increase in research and development expenses was mainly attributable to more product research and development due to different purchase order we have received for the six months ended June 30, 2018, compared to same period in 2017.

Selling expenses. Our selling expenses decreased by $2.02 million, or 42.33%, to $2.75 million for the six months ended June 30, 2018, from $4.77 million for the same period in 2017. As a percentage of sales revenue, selling expenses decreased to 15.18% for the six months ended June 30, 2018, as compared to 41.34% for the same period in 2017. The decrease was mainly attributable to the decreased marketing activities in the six months ended June 30, 2018, as compared to the same period in 2017.

Loss before income taxes. Loss before income taxes decreased by $2.34 million, or 66.21%, to $1.20 million for the six months ended June 30, 2018, from $3.54 million for the same period in 2017. Such decrease was mainly attributable to increase in revenue and decrease in operating expense.

Income tax benefits (expense). Our income tax expense increased to $0.15 million for the six months ended June 30, 2018, from income tax benefits of $0.47 million for the same period in 2017. For the six months ended June 30, 2018, we fully allowed the income tax benefits from net operating loss since we expected a net loss in the foreseeable future and recognized income taxes expense in relation to deferred tax liability from tax deduction of property, plant and equipment purchases pursuant to the new tax regulation released by the State Administration of Taxation and Ministry of Finance of the PRC on May 7, 2018.

Net Loss attributable to THT Heat Transfer Technology, Inc. common shareholders. As a result of the cumulative effect of the foregoing factors, our net loss attributable to THT Heat Transfer, Inc. common shareholders decreased by $1.74 million, or 56.65%, to $1.33 million for the six months ended June 30, 2018, from net loss attributable to THT Heat Transfer, Inc. common shareholders of $3.07 million for the same period in 2017. As a percentage of sales revenues, our net loss attributable to THT Heat Transfer, Inc. common shareholders was 7.34% and 26.58% for the six months ended June 30, 2018 and 2017, respectively.

Net loss attributable to non-controlling interest. Non-controlling interest represents the ownership interests the Center holds in SipingJuyuan and the amount recorded as non-controlling interest in our consolidated statements of income and comprehensive income (loss) is computed by multiplying after-tax income for the six months ended June 30, 2018 by the percentage ownership in SipingJuyuan not directly attributable to us. For the six months ended June 30, 2018 and 2017, the weighted average non-controlling interest attributable to ownership interests in SipingJuyuan not directly attributable to us was 1.18% and nil%, respectively.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $2.20 million. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from $8.69 million in the six months ended June 30, 2017 to $12.21 million in the same period in 2017. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(2,323,572)	$(2,877,593)
Net cash provided by investing activities	1,332,843	(248,821)
Net cash provided by (used in) financing activities	(3,178,170)	1,005,362
Effect of foreign currency translation on cash, cash equivalents, and restricted cash	39,737	94,061
Net decrease in cash, cash equivalents, and restricted cash	(4,129,162)	(2,026,991)
Cash, cash equivalents, and restricted cash at beginning of the period	7,981,872	8,098,630
Cash, cash equivalents, and restricted cash at end of the period	$3,852,710	$6,071,639

Operating Activities

Net cash used in operating activities was $2.32 million for the six months ended June 30, 2018, compared to $2.88 million for the same period in 2017. The decrease in net cash used in operating activities was mainly due to the decrease in net loss of $1.72 million, income tax payable of $0.48 million, and increase in allowance for doubtful account of $0.35 million, inventory write-down of $0.3 million, inflow of retention receivable of $1.28 million, and advance from customers - related parties of $4.55 million, offset by the increase in change in outflow of inventories, net of $2.02 million, other receivables, prepayments and deposits of $2.35 million, other payables and accrued expenses of $1.81 million, bills receivable of $1.31 million, deferred tax assets of $0.62 million, and trade receivables-related party of $1.10 million.

Investing Activities

Net cash provided by investing activities was $1.33 million for the six months ended June 30, 2018, compared with net cash used in by investing activities of $0.25 million in the same period in 2017. The increase in net cash provided by investing activities during the six months ended June 30, 2018 was primarily due to increase in proceeds from disposal of property, plant and equipment of $1.37 million and decrease in loans made to others of $1.74 million, offset by decrease in repayments from others of $2.1 million.

Financing Activities

Net cash used in financing activities was $3.18 million for the six months ended June 30, 2018, compared with $1.01 million net cash provided by financing activities for the same period in 2017. The increase in net cash used in financing resulted from a decrease in proceeds from bank loans of $4.71 million and proceeds from related parties of $1.39 million, and increase in repayment to related parties of $2.75 million, offset by decrease in repayment to bank loans of $4.66 million.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. The table below sets forth the breakdown of our capital expenditures by use for periods indicated.

	Six Months Ended June 30,
	2018	2017
Purchase of equipment	$661,601	$437,112
Total capital expenditures	$661,601	$437,112

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2018. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017, which we are still in the process of remediating as of June 30, 2018, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2018, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of 2018, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2018	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
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