Form 10-Q
period 2018-09-30
THT Heat Transfer Technology, Inc.
filed 2018-11-19
CIK 1375686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 16, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,453,500

THT HEAT TRANSFER TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended September 30, 2018

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THT HEAT TRANSFER TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Pages

Consolidated Balance Sheets (Unaudited)	2

Consolidated Statements of Income and Comprehensive Loss (Unaudited)	3

Consolidated Statements of Cash Flows (Unaudited)	4

Notes to Unaudited Consolidated Financial Statements	5-11

THT Heat Transfer Technology, Inc.
Consolidated Balance Sheet
(Stated in US dollars)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,241,750	$6,297,546
Restricted cash, current	569,519	571,918
Trade receivables, net	34,300,914	46,311,537
Trade receivables - related party	-	27,676
Bills receivable	3,184,665	394,242
Other receivables, prepayments and deposits, net	10,022,882	7,371,301
Due from related parties	363,752	2,192,446
Inventories, net	40,870,746	28,521,552
Total Current Assets	92,554,228	91,688,218

Restricted cash, non-current	1,067,919	1,112,408
Retention receivables	1,440,169	3,200,117
Property, plant and equipment, net	8,575,567	8,825,346
Land use rights, net	4,959,127	5,325,127
Deferred tax assets	3,297	159,574

TOTAL ASSETS	$108,600,307	$110,310,790

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$10,811,126	$8,954,475
Other payables and accrued liabilities	27,450,551	25,305,594
Advance from customers - related parties	4,679,141	-
Income tax payable	144,763	55,756
Short-term loan	2,912,692	4,918,234
Due to related parties	2,391,591	7,207,603
Total Current Liabilities	48,389,864	46,441,662

Long-term loan	873,808	-

TOTAL LIABILITIES	49,263,672	46,441,662

EQUITY

Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 190,000,000 shares authorized, 20,453,500 shares issued and outstanding at September 30, 2018 and December 31, 2017	20,454	20,454
Additional paid-in capital	27,136,310	27,136,310
Statutory reserve	4,270,861	4,270,861
Retained earnings	28,364,651	29,486,561
Accumulated other comprehensive income (loss)	(1,159,629)	2,202,886
Total THT Heat Transfer Technology, Inc. shareholders’ equity	58,632,647	63,117,072
Non-controlling interest	703,988	752,056
Total Equity	59,336,635	63,869,128
TOTAL LIABILITIES AND EQUITY	$108,600,307	$110,310,790

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Income and Comprehensive Loss
(Stated in US dollars)
(Unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2018	2017	2018	2017
REVENUES
Sales revenue	$32,459,614	$24,861,019	$14,428,365	$13,320,129
Sales revenue - related party	167,217	8,232	59,559	-
Total Revenues	32,626,831	24,869,251	14,487,924	13,320,129

COST OF REVENUES	(21,938,230)	(20,572,238)	(9,133,004)	(13,717,671)

Gross Profit	10,688,601	4,297,013	5,354,920	(397,542)

Operating Expenses
General and administrative expenses	5,507,631	5,047,734	2,694,781	2,369,915
Research and development expenses	1,282,615	1,144,441	312,842	411,866
Selling expenses	4,366,228	6,136,642	1,613,039	1,362,191
Total Operating Expenses	11,156,474	12,328,817	4,620,662	4,143,972

Income (Loss) from Operations	(467,873)	(8,031,804)	734,258	(4,541,514)

Other Income (Expenses)
Interest income	8,460	9,742	2,520	3,233
Other income	116,150	119,475	1,223	69,130
Finance costs	(172,617)	(178,942)	(46,230)	(59,378)
Investment income	23,714	29,235	2,426	292
Other expense	(386,009)	(483,087)	(375,206)	(464,561)
Total Other Expenses	(410,302)	(503,577)	(415,267)	(451,284)

Income (Loss) before Income Taxes	(878,175)	(8,535,381)	318,991	(4,992,798)
Income tax benefit (expense)	(252,830)	363,587	(103,583)	(109,784)
Net Income (Loss)	(1,131,005)	(8,171,794)	215,408	(5,102,582)
Net income (loss) attributable to non-controlling interest	(9,095)	(60,209)	6,791	(60,209)
Net Income (Loss) Attributable to THT Heat Transfer Technology, Inc. Common Shareholders	$(1,121,910)	$(8,111,585)	$208,617	$(5,042,373)

Comprehensive Loss
Net income (loss)	$(1,131,005)	$(8,171,794)	$215,408	$(5,102,582)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(3,401,488)	2,488,178	(2,275,900)	1,047,592
Comprehensive Loss	(4,532,493)	(5,683,616)	(2,060,492)	(4,054,990)
Less: comprehensive loss attributable to non-controlling interest	(48,068)	(60,209)	(19,983)	(60,209)
Comprehensive Loss Attributable to THT Heat Transfer Technology, Inc. Common Shareholders	$(4,484,425)	$(5,623,407)	$(2,040,509)	$(3,994,781)

Earnings (loss) per share attributable to THT Heat Transfer Technology, Inc. common shareholders
Basic and diluted	$(0.05)	$(0.40)	$0.01	$(0.25)
Weighted average number of shares outstanding
Basic and diluted	20,453,500	20,453,500	20,453,500	20,453,500

The accompanying notes are an integrated part of these unaudited consolidated financial statements

THT Heat Transfer Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
(Unaudited)

	For the Nine Months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,131,005)	$(8,171,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sales of property, plant and equipment	-	340
Depreciation and amortization	951,503	890,456
Deferred tax assets	155,920	(364,130)
Allowance for doubtful accounts	2,645,778	2,190,140
Inventory write-down	178,929	4,717,317
Changes in operating assets and liabilities:
Trade receivables, net	7,555,445	6,670,507
Trade receivables - related party	27,645	1,385,944
Bills receivable	(2,963,356)	(1,036,480)
Other receivables, prepayments and deposits, net	(3,229,028)	(5,577,630)
Inventories, net	(14,773,761)	(20,324,121)
Retention receivables	1,678,359	473,758
Due from related parties	-	30,083
Advance from customers - related parties	4,932,577	-
Accounts payable	2,180,704	6,153,971
Other payables and accrued liabilities	3,546,962	2,761,179
Income tax payable	96,910	(472,448)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,853,582	(10,672,908)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	1,370,150	61,221
Payments to acquire property, plant and equipment	(887,135)	(483,803)
Loans made to others	-	(1,742,110)
Loans made to related party	(147,995)	(782,941)
Repayments from others	-	2,112,475
Repayments from related parties	628,632	481,072
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	963,652	(354,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from bank loan	2,892,431	9,516,833
Repayment to bank loan	(4,673,034)	(9,465,974)
Proceed from long-term loan	885,021	-
Proceeds from related parties	1,208,751	6,959,146
Contribution from non-controlling investor	-	1,335,490
Repayments to related parties	(5,906,580)	(1,236,399)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,593,411)	7,109,096

Effect of foreign currency translation on cash, cash equivalents, and restricted cash	(326,507)	198,611

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,102,684)	(3,719,287)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	$7,981,872	$8,098,630
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$4,879,188	$4,379,343

Supplementary Disclosures for Cash Flow Information:
Interest paid	$159,411	$166,617
Income taxes paid	$-	$543,601

Non-cash investing and financing activities:
Operating expense paid by related party	$-	$64,460
Liabilities assumed in connection with purchase of property, plant and equipment	$271,542	$107,581

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets	As of September 30, 2018	As of September 30, 2017
Cash and cash equivalents	$3,241,750	$2,631,367
Restricted cash, current	569,519	633,427
Restricted cash, non-current	1,067,919	1,114,549
Total cash, cash equivalents, and restricted cash at end of period	$4,879,188	$4,379,343

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

The Company has suffered from recurring losses from operations since 2017. The Company needs to secure additional funds to meet future cash flow requirements given the Company’s current cash position and amount of short-term borrowings outstanding. The Company has taken various actions to conserve cash, procure additional financing and improve the liquidity, including reducing capital spending. The Company’s ability in meeting future cash flow requirements is dependent on many events outside of its direct control, including, among other things, successful renewal of bank borrowings and additional financing from banks and related parties.

The accompanying consolidated financial statements have been prepared assuming a substantial doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

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

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. As of September 30, 2018 and December 31, 2017, the carrying amounts of the Company’s financial assets and liabilities approximated their fair values due to short maturities or the applicable interest rates approximated the current market rates.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impacts of ASU 2018-13 on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (ASC 230): Restricted Cash” update on the presentation of restricted cash in the statement of cash flows. The new guidance requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this new accounting standard retrospectively during the nine months ended September 30, 2018. As a result of the adoption, net cash provided by investing activities was adjusted to exclude the changes in restricted cash, resulting in a decrease of $189,999 in net cash used in investing activities in the previously-reported amount for the nine months ended September 30, 2017. The Company's restricted cash represents cash deposits in bank to pledge the performance bonds issued by the banks when requested by the Company’s customers under their sales contracts, separately from cash and cash equivalents.

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

Contract liabilities are mainly receipt in advance from customers. As of September 30, 2018, receipt in advance from customers was $24.6 million, which includes advance from related parties for product purchases of $4.7 million, refer to Note 12 for more information. $5.2 million was recognized as net revenues in the nine months ended September 30, 2018 that was included in the balance of receipt in advance from customers as of December 31, 2017. Receipt in advance from customers is included in other payables and accrued liabilities and advance from customers - related parties, based on the customer categories, in the consolidated balance sheets.

5. Trade receivables, net

	September 30,	December 31,
	2018	2017
	(Unaudited)

Trade receivables	$47,657,579	$57,859,135
Less: Allowance for doubtful accounts	(13,356,665)	(11,547,598)
	$34,300,914	$46,311,537

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine months ended
	September 30,
	(Unaudited)
	2018	2017

Balance at beginning of period	$11,547,598	$7,976,427
Adjustment of bad debt expense	2,545,443	2,050,522
Translation adjustments	(736,376)	393,240
Balance at end of period	$13,356,665	$10,420,189

6. Inventories, net

	September 30,	December 31,
	2018	2017
	(Unaudited)

Raw materials	$12,574,608	$9,368,647
Work-in-progress	8,494,870	4,229,841
Finished goods	21,457,985	16,492,343
	42,527,463	30,090,831
Allowance for obsolete inventories	(1,656,717)	(1,569,279)
	$40,870,746	$28,521,552

The Company recognized inventory write-down of $178,929 and $4,717,317, net of utilization of obsolete inventory for the amount of $210,257 and $nil for the nine months ended September 30, 2018 and 2017, respectively.

7. Income tax

The effective tax rate was -32% and 2% for the three-month period ended September 30, 2018 and 2017, respectively. The effective tax rate was 29% and -4% for the nine-month period ended September 30, 2018 and 2017, respectively.

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

During the nine months ended September 30, 2018, the Company adopted a new tax regulation released by the State Administration of Taxation and Ministry of Finance of the PRC on May 7, 2018, pursuant to which the Company is allowed to deduct the proceeds spent on property, plant and equipment, excluding building, purchased from January 1, 2018 to December 31, 2020 for tax purpose, given the value of each qualified purchase is below RMB5 million. As a result, the Company recorded $147,909 of deferred tax liability under the new tax regulation for the nine months ended September 30, 2018.

For the purpose of presentation of the consolidated balance sheets, certain deferred income tax assets and liability have been offset. As of September 30, 2018 and December 31, 2017, the balance of deferred tax assets was $3,297 and $159,574, respectively.

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

The Company’s management is in the process of gathering information and evaluating the amount of the one-time transition tax mandated by the 2017 Act, and a reasonable estimate cannot be determined at this point in time. The Company expects to finalize its calculation of the one-time transition tax in the fourth quarter of fiscal year ended December 31, 2018.

Tax Contingencies

The Company has not completed the measurement of the one-time transition tax and is in the process of gathering information and evaluating the impact of the one-time transition tax as of the date of this interim report due to the size and length of operating history of the Company. The Company might be subject to possible interest and penalty in relation to the late filing of tax return and reports.

8. Property, plant and equipment, net

As of September 30, 2018 and December 31, 2017, property, plant and equipment with net book values of $2,772,356 and $3,112,380, respectively, were pledged as collateral under certain loan arrangements (see Note 10).

During the nine months ended September, 2018 and 2017, amount recognized for depreciation of property, plant and equipment was $860,071 and $802,947, respectively.

9. Land use rights, net

As of September 30, 2018 and December 31, 2017, land use rights with net book values of $804,900 and $865,825, respectively, were pledged as collateral under certain loan arrangements (see Note 10).

During the nine months ended September 30, 2018 and 2017, amount recognized for amortization of land use rights was $91,432 and $87,509, respectively.

10. Short-term loans and long-term loan

Short-term bank loans

On August 10, 2017, the Company entered into a one-year loan agreement with Industrial and Commercial Bank of China, pursuant to which the Company obtained a loan in the amount of RMB32,000,000 (approximately $4,806,000), payable on August 9, 2018. The loan carries an interest rate of 4.611% per annum and the interest is payable monthly. The loan was repaid in full on August 3, 2018.

On August 15, 2018, the Company entered into another one-year loan agreement with Industrial and Commercial Bank of China, pursuant to which the Company obtained a loan in the amount of RMB20,000,000 (approximately $2,892,000), payable on August 14, 2019. The loan carries an interest rate of 4.611% per annum and the interest is payable monthly. The loan was repaid in full on October 24, 2018 (See Note 13)

The bank loans discussed above were secured by the following assets of the Company:

	September 30,	December 31,
	2018	2017
	(Unaudited)

Property, plant and equipment (Note 8)	$2,772,356	$3,112,380
Land use rights (Note 9)	804,900	865,825
	$3,577,256	$3,978,205

Long-term loan

On July 26, 2018, the Company obtained a three-year entrusted loan from a non-financial institution in the amount of RMB6,000,000 (approximately $885,000). The loan is non-secured, carries a preferential interest rate of 2.25%, and matures on July 25, 2021. Interest is payable quarterly.

For the nine months ended September 30, 2018 and 2017, the Company included interest expense related to short-term loans of $159,411 and $166,617, respectively, in finance costs in the consolidated statements of income and comprehensive loss.

11. Segment information

The Company is solely engaged in the manufacturing and trading of plate heat exchangers and various related products. Since the nature of the products, their production processes, and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segment Reporting”.

The Company’s sales revenues by products for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine months ended September 30,
	2018	%	2017	%
	(Unaudited)		(Unaudited)

Plate heat exchanger	$15,743,254	48	$10,694,395	43
Heat exchange unit	9,248,163	28	7,463,516	30
Air-cooled heat exchanger	211,574	1	133,511	1
Shell-and-tube heat exchanger	44,264	-	185,818	1
Others	7,379,576	23	6,392,011	25
	$32,626,831	100	$24,869,251	100

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

12. Related party transactions

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Guohong Zhao	Chairman, Chief Executive Officer and President
Fucai Zhan	Vice President of R&D and Director
Kai Liu	Chief Engineer, Manager of Market development
Others	Individuals who have significant influence on the Company
Jilin Tongda Heat Transfer System Integration, Ltd (“Tongda”)	The Company has significant influence on Tongda
Liaoning Hongsheng Heat Energy Technology, Ltd (“Hongsheng”)	The Company has significant influence on Hongsheng
Siping Juyuan Heat Exchange Service Technology, Co., Ltd. (“Fuwu”)	The Company has significant influence on Fuwu

Trade receivables – related party

During the nine months ended September 30, 2018 and 2017, the Company sold products and provided rent service to Tongda in the amount of $167,217 and $8,232, respectively. The corresponding costs of the related party sales were $81,955 and $3,750, respectively. As of September 30, 2018 and December 31, 2017, the Company had trade receivables from Tongda in the amount of $nil and $27,676, respectively.

Advance from customers - related parties

The Company received prepayment from Tongda and Hongsheng pursuant to sales agreements signed in the nine months ended September 30, 2018. As of September 30, 2018 and December 31, 2017, the Company had advance from customers – related parties in the amount of $4,679,141 and $nil, respectively.

Due from related parties

As of September 30, 2018 and December 31, 2017, respectively, the Company had advance to Guohong Zhao in the amount of $13,337 and $14,075 for handling selling and logistic activities for the Company in the ordinary course of business.

During the nine months ended September 30, 2018 and 2017, Kai Liu paid back $10,654 and $nil to the Company, respectively. As of September 30, 2018 and December 31, 2017, respectively, the Company had advance to Kai Liu in the amount of $1,019 and $11,742 for handling selling and logistic activities for the Company in the ordinary course of business.

During the nine months ended September 30, 2018 and 2017, Hongsheng repaid to the Company in the amount of $244,965 and $nil, respectively. As of September 30, 2018 and December 31, 2017, the Company had advance to Hongsheng in the amount of $nil and $239,701, respectively, included in due from related parties in the consolidated balance sheets.

During the nine months ended September 30, 2018 and 2017, the Company made loans to Tongda in the amount of $145,635 and $440,679, and Tongda repaid to the Company in the amount of $273,392 and $235,097, respectively. The loans were non-secured, non-interest bearing and due on demand. On December 28, 2016, the Company sold certain used equipment with original cost and net book value of $977,650 and $121,307, respectively, to Tongda in exchange for $1,315,958 including VAT. During the nine months ended September 30, 2018, the Company collected $1,370,150 from Tongda for the equipment sold. As of September 30, 2018 and December 31, 2017, the Company had loans to Tongda in the amount of $349,396 and $488,737, respectively, and receivable from Tongda regarding sale of equipment in the amount of $nil and $1,340,710, respectively, both of which were included in due from related parties in the consolidated balance sheets.

During the nine months ended September 30, 2018 and 2017, the Company advanced $nil and $342,262 and received repayment of $99,622 and $248,321, respectively, from Fuwu. In addition, Fuwu paid operating expense on behalf of the Company in the amount of $nil and $37,185, respectively, during the nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, the amount due from Fuwu was $nil and $97,481, respectively, which were included in due from related parties in the consolidated balance sheets.

Due to related parties

Due to related parties consist of the following:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Others	$2,347,901	$7,050,268
Fucai Zhan	43,690	138,325
Guohong Zhao	-	19,010
	$2,391,591	$7,207,603

Amounts owed by the Company represent non-secured and non-interest bearing loans obtained from related parties which are due on demand.

During the nine months ended September 30, 2018 and 2017, the Company was advanced $1,208,751 and $6,959,146 from, and made repayment of $5,795,477 and $1,236,399 to, a related party, respectively. During the nine months ended September 30, 2018 and 2017, Guohong Zhao paid $nil and $27,275 operating expense on behalf of the Company, respectively.

13. Subsequent Events

On October 24, 2018, the Company repaid the loan borrowed from ICBC on August 15, 2018 in full of RMB20,000,000 (approximately $2,882,000).

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

Our operations are headquartered in Siping, Jilin Province, PRC. Our primary Chinese operating subsidiaries are Siping Juyuan and Beijing Juyuan.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2018:

•	Sales revenue: Sales revenue increased by $1.17 million, or 8.77%, to $14.49 million for the three months ended September 30, 2018, from $13.32 million for the same period in 2017.

•

Gross profit: Gross profit increased by $5.75 million, to $5.35 million for the three months ended September 30, 2018, from ($0.40) million for the same period in 2017. As a percentage of sales revenue, gross profit increased by 39.95% to 36.96% for the three months ended September 30, 2018, from (2.98)% for the same period in 2017.

•

Net income (loss) attributable to THT Heat Transfer Technology, Inc. common shareholders: Net income attributable to THT Heat Transfer Technology, Inc. common shareholders increased by $5.25 million, to $0.21 million for the three months ended September 30, 2018, from net loss attributable to THT Heat Transfer Technology, Inc. common shareholders of $5.04 million for the same period in 2017.

•

Net income (loss) attributable to non-controlling interest: As of September 30, 2018 and 2017, we had a 98.82% controlling economic interest and 100% voting interest in SipingJuyuan. We consolidate SipingJuyuan’s operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the Center.

•

Fully diluted net income (loss) per share attributable to THT Heat Transfer Technology, Inc. common shareholders: Fully diluted net income per share attributable to THT Heat Transfer Technology, Inc. common shareholders was $0.01 for the three months ended September 30, 2018, as compared to fully diluted net loss per share attributable to THT Heat Transfer Technology, Inc. common shareholders of $0.25 for the same period in 2017.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and September 30, 2017

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	September 30,		$	%
	2018	2017	Change	Change

Sales revenue	$14,428,365	$13,320,129	$1,108,236	8.32
Sales revenue-related party	59,559	-	59,559	100.00
Total sales revenues	14,487,924	13,320,129	1,167,795	8.77
Cost of revenues	(9,133,004)	(13,717,671)	4,584,667	(33.42)
Gross profit	5,354,920	(397,542)	5,752,462	(1447.01)
Operating expenses:
General and administrative expenses	2,694,781	2,369,915	324,866	13.71
Research and development expenses	312,842	411,866	(99,024)	(24.04)
Selling expenses	1,613,039	1,362,191	250,848	18.42
Total operating expenses	4,620,662	4,143,972	476,690	11.50

Income (loss) from operations	734,258	(4,541,514)	5,275,772	(116.17)
Interest income	2,520	3,233	(713)	(22.05)
Other income	1,223	69,130	(67,907)	(98.23)
Finance costs	(46,230)	(59,378)	13,148	(22.14)
Investment income	2,426	292	2,134	730.82
Other expenses	(375,206)	(464,561)	89,355	(19.23)
Income (loss) before income taxes	318,991	(4,992,798)	5,311,789	(106.39)
Income tax expense	(103,583)	(109,784)	6,201	(5.65)
Net income (loss)	215,408	(5,102,582)	5,317,990	(104.22)
Net income (loss) attributable to non-controlling interest	6,791	(60,209)	67,000	(111.28)
Net income (loss) attributable to THT Heat Transfer Technology, Inc. common shareholders	$208,617	$(5,042,373)	$5,250,990	(104.14)

Sales revenue. Our sales revenue is generated from sales of heat exchange products. Sales revenue increased by $1.17 million, or 8.77%, to $14.49 million for the three months ended September 30, 2018, from $13.32 million for the same period in 2017. Our sales volume in the three months ended September 30, 2018 amounted to 839 units, a decrease of 6 units, from 845 units for the same period in 2017. Such increase was mainly due to increased revenue from sales of plate heat exchanger. Sales revenue from plate heat exchanger increased by $1.56 million, or 32.01%, to $6.44 million for the three months ended September 30, 2018, from $4.88 million for the same period in 2017. We sold more plate heat exchangers for the three-month period ended September 30, 2018 due to a rise in demand and market expansion as a result of our marketing effort in the year ended December 31, 2017.

The following table shows our sales revenue by product for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
	$	%	$	%
Plate heat exchanger	$6,435,960	44	$4,875,408	37
Heat exchange unit	4,977,238	35	4,623,036	35
Air-cooled heat exchanger	-	0	43,606	0
Others	3,074,726	21	3,595,084	27
Shell-and-tube exchange	-	0	182,995	1
TOTAL	$14,487,924	100	$13,320,129	100

Cost of revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, labor and factory overhead. Our cost of revenues decreased by $4.58 million, or 33.42%, to $9.13 million for the three months ended September 30, 2018, from $13.72 million for the three months ended September 30, 2017. The decrease of cost of revenues is mainly due to decrease in write-down of inventory recorded for the three months ended September 30, 2018, compared to same period in 2017.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of revenues. Our gross profit increased by $5.75 million, to $5.35 million for the three months ended September 30, 2018, from ($0.40) million for the same period in 2017. The average unit selling price of our products increased by 9.55%, to $17,268 for the three months ended September 30, 2018 in comparison with $15,763 for the same period of 2017. The average unit cost decreased by 32.94%, to $10,886 for the three months ended September 30, 2018 in comparison with $16,234 for the same period of 2017. The increase was mainly due to decrease in inventory write-downs recorded. Our gross profit margin for the three months ended September 30, 2018 increased to 36.96% from (2.98)% for the same period of 2017.

General and administrative expenses. Our general and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our general and administrative expenses increased by $0.32 million, or 13.71%, to $2.69 million for the three months ended September 30, 2018, from $2.37 million for the same period in 2017. As a percentage of sales revenue, general and administrative expenses remains relatively consistent at 18.60% for the three months ended September 30, 2018, as compared to 17.79% for the same period in 2017.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses decreased by $0.10 million, or 24.04%, to $0.31 million for the three months ended September 30, 2018, from $0.41 million for the same period in 2017. The decrease in research and development expenses was mainly attributable to less product research and development to accommodate purchase orders for different products we have received for the three months ended September 30, 2018, compared to same period in 2017.

Selling expenses. Our selling expenses include sales commissions, travel cost, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses increased by $0.25 million, or 18.42%, to $1.61 million for the three months ended September 30, 2018, from $1.36 million for the same period in 2017. As a percentage of sales revenue, selling expenses remains relatively consistent at 11.13% for the three months ended September 30, 2018, as compared to 10.23% for the same period in 2017.

Income (loss) before income taxes. Income before income taxes increased by $5.32 million, to $0.32 million for the three months ended September 30, 2018, from loss before income taxes of $5.00 million for the same period in 2017. Such increase was mainly attributable to the decrease in cost of revenue.

Income tax expense. Our income taxes expense decreased to $0.10 million for the three months ended September 30, 2018, from $0.11 million for the same period in 2017.

Net income (loss) attributable to THT Heat Transfer Technology, Inc. common shareholders: As a result of the cumulative effect of the foregoing factors, our net income attributable to THT Heat Transfer, Inc. common shareholders increased by $5.25 million, to $0.21 million for the three months ended September 30, 2018, from net loss attributable to THT Heat Transfer, Inc. common shareholders of $5.04 million for the same period in 2017. As a percentage of sales revenues, our net income (loss) attributable to THT Heat Transfer, Inc. common shareholders was 1.44% and (37.86)% for the three months ended September 30, 2018 and 2017, respectively.

Net income (loss) attributable to non-controlling interest. Non-controlling interest represents the ownership interests the Center holds in SipingJuyuan and the amount recorded as non-controlling interest in our consolidated statements of income and comprehensive loss is computed by multiplying after-tax income for the three months ended September 30, 2018 by the percentage ownership in SipingJuyuan not directly attributable to us. For the three months ended September 30, 2018 and 2017, the weighted average non-controlling interest attributable to ownership interests in SipingJuyuan not directly attributable to us was 1.18% and 0.85%, respectively.

Comparison of Nine Months Ended September 30, 2018 and September 30, 2017

The following table sets forth key components of our results of operations for the periods indicated.

	Nine Months Ended
	September 30,		$	%
	2018	2017	Change	Change

Sales revenue	$32,459,614	$24,861,019	$7,598,595	30.56
Sales revenue-related party	167,217	8,232	158,985	1931.30
Total sales revenues	32,626,831	24,869,251	7,757,580	31.19
Cost of revenues	(21,938,230)	(20,572,238)	(1,365,992)	6.64
Gross profit	10,688,601	4,297,013	6,391,588	148.74

Operating expenses:
General and administrative expenses	5,507,631	5,047,734	459,897	9.11
Research and development expenses	1,282,615	1,144,441	138,174	12.07
Selling expenses	4,366,228	6,136,642	(1,770,414)	(28.85)
Total operating expenses	11,156,474	12,328,817	(1,172,343)	(9.51)

Loss from operations	(467,873)	(8,031,804)	7,563,931	94.17

Interest income	8,460	9,742	(1,282)	(13.16)
Other income	116,150	119,475	(3,325)	(2.78)
Finance costs	(172,617)	(178,942)	6,325	(3.53)
Investment income	23,714	29,235	(5,521)	(18.88)
Other expenses	(386,009)	(483,087)	97,078	(20.10)

Loss before income taxes	(878,175)	(8,535,381)	7,657,206	89.71
Income tax benefits (expense)	(252,830)	363,587	(616,417)	(169.54)
Net loss	(1,131,005)	(8,171,794)	7,040,789	86.16
Net loss attributable to non-controlling interest	(9,095)	(60,209)	51,114	84.89
Net loss attributable to THT Heat Transfer Technology, Inc. common shareholders	$(1,121,910)	$(8,111,585)	$6,989,675	86.17

Sales revenue. Our sales revenue increased by $7.76 million, or 31.19%, to $32.63 million for the nine months ended September 30, 2018, from $24.87 million for the same period in 2017. Our sales volume in the nine months ended September 30, 2018 amounted to 2,176 units, an increase of 533 units, from 1,643 units for the same period in 2017. Such increase was mainly due to increased sales revenue from plate heat exchanger, heat exchange unit, and other products in the nine months ended September 30, 2018 as compared with the same period in 2017. Sales revenue from plate heat exchangers increased by $5.05 million, or 47.21%, to $15.74 million for the nine months ended September 30, 2018, from $10.69 million for the same period in 2017. Sales revenues from heat exchange unit increased by $1.78 million, or 23.91%, to $9.25 million for the nine months ended September 30, 2018, from $7.46 million for the same period in 2017. Sales revenues from other products increased by $0.99 million, or 15.45%, to $7.38 million for the nine months ended September 30, 2018 from $6.39 million for the same period in 2017. We sold more plate heat exchanger, heat exchange unit and other products for the nine-month period ended September 30, 2018 due to a rise in demand and market expansion as a result of our marketing effort in the year ended December 31, 2017.

The following table shows our sales revenue by product for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	$	%	$	%
Plate heat exchanger	$15,743,254	48	$10,694,395	43
Heat exchange unit	9,248,163	28	7,463,516	30
Air-cooled heat exchanger	211,574	1	133,511	-
Shell-and-tube heat exchanger	44,264	-	185,818	-
Others	7,379,576	23	6,392,011	27
TOTAL	$32,626,831	100	$24,869,251	100

Cost of revenues. Our cost of revenues increased by $1.37 million, or 6.64%, to $21.94 million for the nine months ended September 30, 2018, from $20.57 million for the nine months ended September 30, 2017. Cost of revenues as a percentage of sales revenue were 67.24% and 82.72% for the nine months ended September 30, 2018 and 2017, respectively, a decrease of 15.48 percentage points. Our increase in sales has led to a corresponding increase in cost of revenues. On the other hand, we did not record as much inventory write-down in the nine months ended September 30, 2018, as opposed to the same period in 2017, resulting an overall increase in cost of revenue in a smaller scale as compared to increase in revenues.

Gross profit. Our gross profit increased by $6.39 million, or 148.74%, to $10.69 million for the nine months ended September 30, 2018, from $4.30 million for the same period in 2017. The average unit selling price of our products decreased by 0.94%, to $14,994 for the nine months ended September 30, 2018 in comparison with $15,136 for the same period of 2017. The average unit cost decreased by 19.48%, to $10,082 for the nine months ended September 30, 2018 in comparison with $12,521 for the same period of 2017. As a result of these factors, our gross profit margin for the nine months ended September 30, 2018 increased to 32.76% from 17.28% for the same period in 2017.

General and administrative expenses. Our general and administrative expenses increased by $0.46 million, or 9.11%, to $5.51 million for the nine months ended September 30, 2018, from $5.05 million for the same period in 2017. As a percentage of sales revenue, general and administrative expenses decreased to 16.88% for the nine months ended September 30, 2018, as compared to 20.30% for the same period in 2017.

Research and development expenses. Our research and development expenses increased by $0.14 million, or 12.07%, to $1.28 million for the nine months ended September 30, 2018, from $1.14 million for the same period in 2017. The increase in research and development expenses was mainly attributable to more product research and development due to different purchase order we have received for the nine months ended September 30, 2018, compared to same period in 2017.

Selling expenses. Our selling expenses decreased by $1.77 million, or 28.85%, to $4.37 million for the nine months ended September 30, 2018, from $6.14 million for the same period in 2017. As a percentage of sales revenue, selling expenses decreased to 13.38% for the nine months ended September 30, 2018, as compared to 24.68% for the same period in 2017. The decrease was mainly attributable to the decreased marketing activities in the nine months ended September 30, 2018, as compared to the same period in 2017.

Loss before income taxes. Loss before income taxes decreased by $7.66 million, or 89.71%, to $0.88 million for the nine months ended September 30, 2018, from $8.54 million for the same period in 2017. Such decrease was mainly attributable to increase in revenue and decrease of cost of revenues

Income tax benefit (expense). Our income tax expense increased to $0.25 million for the nine months ended September 30, 2018, from income tax benefits of $0.36 million for the same period in 2017. The increase of income tax expense was mainly attributable to the recognition of income taxes expense in relation to deferred tax liability from tax deduction of property, plant and equipment purchases pursuant to the new tax regulation released by the State Administration of Taxation and Ministry of Finance of the PRC on May 7, 2018.

Net Loss attributable to THT Heat Transfer Technology, Inc. common shareholders. As a result of the cumulative effect of the foregoing factors, our net loss attributable to THT Heat Transfer, Inc. common shareholders decreased by $6.99 million, or 86.17%, to $1.12 million for the nine months ended September 30, 2018, from net loss attributable to THT Heat Transfer, Inc. common shareholders of $8.11 million for the same period in 2017. As a percentage of sales revenues, our net loss attributable to THT Heat Transfer, Inc. common shareholders was 3.44% and 32.62% for the nine months ended September 30, 2018 and 2017, respectively.

Net loss attributable to non-controlling interest. Non-controlling interest represents the ownership interests the Center holds in SipingJuyuan and the amount recorded as non-controlling interest in our consolidated statements of income and comprehensive income (loss) is computed by multiplying after-tax income for the nine months ended September 30, 2018 by the percentage ownership in SipingJuyuan not directly attributable to us. For the nine months ended September 30, 2018 and 2017, the weighted average non-controlling interest attributable to ownership interests in SipingJuyuan not directly attributable to us was 1.18% and 0.29%, respectively.

Uncertainties

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

The Company has not completed the measurement of the one-time transition tax and is in the process of gathering information and evaluating the impact of the one-time transition tax as of the date of this interim report due to the size and length of operating history of the Company. The Company might be subject to possible interest and penalty in relation to the late filing of tax return and reports.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $3.24 million. We anticipate that cash on hand and borrowing capacity under our bank loans will be sufficient to satisfy our ongoing obligations.

We believe our allowance for doubtful accounts is appropriate. We have an installment payment arrangement with our customers. The current economic slowdown and China’s tightened credit policy led to delayed payments and delayed delivery schedules by our customers, which in turn caused us to increase our allowance for doubtful accounts from $10.42 million in the nine months ended September 30, 2017 to $13.36 million in the same period in 2018. To control inflation after a massive stimulus plan, the Chinese government tightened its credit policy. As a result, state-owned banks limited their lending to large state-owned corporations and privately held companies continue to have difficulty accessing capital. Most of our customers have been affected by the tightened credit policy and have limited access to capital. The Company records an allowance for doubtful accounts at a rate of 25% for receivables aged between 1 to 2 years, 50% for receivables aged between 2 to 3 years and 100% for receivables aged over 3 years.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$1,853,582	$(10,672,908)
Net cash provided by (used in) investing activities	963,652	(354,086)
Net cash provided by (used in) financing activities	(5,593,411)	7,109,096
Effect of foreign currency translation on cash, cash equivalents, and restricted cash	(326,507)	198,611
Net decrease in cash, cash equivalents, and restricted cash	(3,102,684)	(3,719,287)
Cash, cash equivalents, and restricted cash at beginning of the period	$7,981,872	$8,098,630
Cash, cash equivalents, and restricted cash at end of the period	$4,879,188	$4,379,343

Operating Activities

Net cash provided by operating activities was $1.85 million for the nine months ended September 30, 2018, compared to cash used in operating activities $10.67 million for the same period in 2017. The increase in net cash provided by operating activities was mainly due to the decrease in net loss of $7.04 million, outflow of other receivables, prepayments and deposits of $2.35 million, inventories, net of $5.55 million, and increase in cash inflow in advance from customers - related parties of $4.93 million and retention receivable of $1.20 million, offset by the decrease of inventory write-down of $4.54 million and inflow of accounts payable of $3.97 million.

Investing Activities

Net cash provided by investing activities was $0.96 million for the nine months ended September 30, 2018, compared with net cash used in by investing activities of $0.35 million in the same period in 2017. The increase in net cash provided by investing activities during the nine months ended September 30, 2018 was primarily due to increase in proceeds from disposal of property, plant and equipment of $1.31 million, decrease in loans made to others of $1.74 million and loans made to related party of $0.63 million, offset by decrease in repayment from others of $2.11 million.

Financing Activities

Net cash used in financing activities was $5.59 million for the nine months ended September 30, 2018, compared with $7.11 million net cash provided by financing activities for the same period in 2017. The increase in net cash used in financing resulted from a decrease in proceeds from bank loans of $6.62 million, proceeds from related parties of $5.75 million, and increase in repayment to related parties of $4.67 million and contribution from non-controlling investor, offset by decrease in repayment to bank loans of $4.79 million and increase in proceeds from long-term loan of $0.89 million.

Capital Expenditures

Our capital expenditures were used primarily for the purchase of equipment to expand our production capacity and deposits for land use rights. The table below sets forth the breakdown of our capital expenditures by use for periods indicated.

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Purchase of equipment	$887,135	$483,803
Total capital expenditures	$887,135	$483,803

We estimate that our total capital expenditures in fiscal year 2018 will reach approximately $0.91 million to buy the equipment for necessary products used in the nuclear power industry.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Guohong Zhao, and Interim Chief Financial Officer, Mr. Zhigang Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2018. Based upon, and as of the date of this evaluation, Messrs. Zhao and Xu determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017, which we are still in the process of remediating as of September 30, 2018, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, our management identified material weakness related to our lack of: (1) sufficient and adequately trained accounting and finance personnel; (2) qualified resources to perform the internal audit functions properly; and (3) an internal audit department which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2018, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of 2018, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2018	THT HEAT TRANSFER TECHNOLOGY, INC.

	By:	/s/ Guohong Zhao
Guohong Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhigang Xu
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